Form 10-Q
period 1995-03-31
CODA ENERGY INC
filed 1995-05-15
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended MARCH 31, 1995

                                      OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 0-10955


                               CODA ENERGY, INC.
            (Exact name of registrant as specified in its charter)

       Delaware                                          75-1842480
(State of incorporation)                     (IRS Employer Identification No.)

               5735 Pineland Dr., Suite 300, Dallas, Texas 75231
              (Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:    (214) 692-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject filing requirements for
the past 90 days.  X Yes     No
                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


 Common Stock, $.02 Par Value                          22,999,668 Shares
                                                   Outstanding at May 5, 1995

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                 (in thousands)

                                                                March 31,
                                             December 31,          1995
                                                 1994          (Unaudited)
                                             ------------      -----------
Current Assets:
 Cash and cash equivalents                     $  6,474         $  3,017
 Accounts receivable - revenue                    7,551            7,775
 Accounts receivable - joint interest and
  other                                           1,766            2,170
 Other current assets                             1,276            1,905
                                               --------         --------
                                                 17,067           14,867
                                               --------         --------
Amounts due from stockholders                     1,375            1,375
                                               --------         --------
Oil and gas properties (full cost
 accounting method)                             190,967          194,793
 Less accumulated depletion, depreciation
  and amortization                               39,154           43,350
                                               --------         --------
                                                151,813          151,443
                                               --------         --------

Gas plants and gathering systems                 29,835           37,116

 Less accumulated depreciation                    1,492            2,118
                                               --------         --------
                                                 28,343           34,998
                                               --------         --------
Other properties, net                             2,150            2,169
                                               --------         --------
Other assets                                      2,354            2,168
                                               --------         --------
                                               $203,102         $207,020
                                               ========         ========



                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                   (in thousands, except per share accounts)


                                                                     March 31,
                                                     December 31,      1995
                                                         1994       (Unaudited)
Current liabilities:                                 -----------   ------------
   Current maturities of long-term debt and notes
    payable                                            $    424       $    453
   Accounts payable - trade                               5,954          6,042
   Accounts payable - revenue and other                   3,599          3,285
   Accrued interest                                       1,375            864
   Income taxes payable                                     733            357
                                                       --------       --------
                                                         12,085         11,001
                                                       --------       --------
Long-term debt - less current maturities                105,063        109,813
                                                       --------       --------

Deferred income taxes                                    11,213         11,870
                                                       --------       --------
Commitments and contingent liabilities

Stockholders' equity:
   Common Stock, 40,000 shares of $.02 par value
     authorized; 22,228 and 21,989 shares issued at
     December 31, 1994, and March 31, 1995,
     respectively                                           445            440
   Additional paid-in capital                            69,977         68,272
   Retained earnings since June 30, 1989                  4,319          5,624
                                                       --------       --------
                                                         74,741         74,336
                                                       --------       --------

                                                       $203,102       $207,020
                                                       ========       ========




                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                                 Three Months Ended
                                                     March 31,
                                                --------------------
                                                  1994        1995
                                                  ----        ----
Revenues:
  Oil and gas sales                             $11,242     $14,948
  Gas gathering and processing                      151       7,904
  Other income                                      218         187
                                                -------     -------
                                                 11,611      23,039
                                                -------     -------
Costs and expenses:
  Oil and gas production                          5,341       6,563
  Gas gathering and processing                      154       6,730
  Depletion, depreciation and amortization        3,535       4,870
  General administrative                            588         707
  Interest                                        1,035       2,068
                                                -------     -------
                                                 10,653      20,938
                                                -------     -------

Income before income taxes                          958       2,101
Income tax expense                                  405         796
                                                -------     -------

Net income                                      $   553     $ 1,305
                                                =======     =======
Net income per common and common
   equivalent share                             $  0.03     $  0.06
                                                =======     =======
Weighted average number of common and common
   equivalent shares outstanding                 20,394      22,788
                                                =======     =======

                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                              1994       1995
Cash flows from operating activities:                         ----       ----
   Net income                                               $   553   $  1,305
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depletion, depreciation and amortization                 3,535      4,870
     Deferred income tax expense                                309        657
     Other                                                       49        160
     Effect of changes in:
        Accounts receivable                                     479       (628)
        Other current assets                                      8       (127)
        Accounts payable and other current liabilities       (1,915)    (1,115)
                                                            -------   --------
              Net cash provided by operating activities       3,018      5,122
                                                            -------   --------
Cash flows from investing activities:
   Additions to oil and gas properties                       (3,713)    (4,955)
   Proceeds from sale of assets                                 416      1,193
   Gas plant and gathering systems and other
     property additions                                         (47)    (7,346)
   Investment in common equity securities                       ---       (573)
   Other                                                        (70)        52
                                                            -------   --------
             Net cash used by investing activities           (3,414)   (11,629)
                                                            -------   --------
Cash flows from financing activities:
   Proceeds from bank borrowings                              1,500      7,500
   Repayment of debt                                         (1,666)    (2,727)
   Proceeds from exercise of options and warrants               401        402
   Repurchases of common stock                                 (814)    (2,125)
                                                            -------   --------
            Net cash provided by (used by) financing
             activities                                        (579)     3,050
                                                            -------   --------
Decrease in cash                                               (975)    (3,457)
Cash at beginning of period                                   4,040      6,474
                                                            -------   --------
Cash at end of period                                       $ 3,065   $  3,017
                                                            =======   ========
Supplemental cash flow information -
   Interest paid                                            $   926   $  2,545
                                                            =======   ========
   Income taxes paid                                        $   ---   $    500
                                                            =======   ========

                See Notes to Consolidated Financial Statements.

                      CODA ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                (in thousands)


                                     Common Stock    Additional      Retained
                                     ------------      Paid-In    Earnings Since
                                    Shares  Amount     Capital    June 30, 1989
                                    ------  ------     -------    -------------
Balances December 31, 1994          22,228    $445     $69,977        $4,319

Shares issued as director
 compensation                            2     ---          13           ---

Shares issued upon exercise of
 stock options and warrants            130       3         399           ---

Repurchase and cancellation of
 common stock                         (371)     (8)     (2,117)          ---

Net income                             ---     ---         ---         1,305
                                    ------    ----     -------        ------

Balances March 31, 1995             21,989    $440     $68,272        $5,624
                                    ======    ====     =======        ======

                See Notes to Consolidated Financial Statements.

                      CODA ENERGY, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

1. ACCOUNTING AND REPORTING POLICIES

   The consolidated financial statements include the accounts of Coda Energy, Inc. ("Coda"), its majority-owned subsidiaries and its pro rata share of the assets, liabilities and operations of oil and gas partnerships and joint ventures (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

   The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1994, and 1995. The results for the three months ended March 31, 1995, are not necessarily indicative of results for a full year.

   Fees from overhead charges billed to working interest owners, including the Company, of $830,000 and $1,227,000 for the three months ended March 31, 1994, and 1995, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

2. MERGER WITH DIAMOND

   On September 30, 1994, the Company acquired all of the issued and outstanding stock of Diamond Energy Operating Company and Diamond A Inc. (collectively, "Diamond"). The Company issued an aggregate of 3,647,715 shares of the Company common stock to the Diamond stockholders. The merger with Diamond has been accounted for as a pooling of interests. Accordingly, the merger of the equity interests has been given retroactive effect in these financial statements for periods prior to the merger to represent the combined financial statements of the previously separate entities.

3. HEDGING TRANSACTIONS

   In March 1995, the Company entered into a swap agreement covering 15,000 barrels of oil per month for April through September 1995 at a strike price of $19.02 per barrel. In addition, the Company granted the holder an option to extend this swap for an additional 18 months. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of March 31, 1995.

                                                      Weighted
                                             Barrels  Average
                Periods Covered              Hedged    Price
                ---------------              ------    -----
     Nine months ending December 31, 1995    720,000   $18.77
     Year ending December 31, 1996           740,000   $18.79
     Year ending December 31, 1997           375,000   $19.02

   The Company has also sold call options covering 25,000 Bbls of oil per month at an option price of $18.30 per Bbl for the period October 1995 to August 1996, and at an option price of $20.00 per Bbl for the period from September 1996 to August 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

   Coda Energy, Inc. ("Coda"), an independent energy company, together with its subsidiaries (the "Company") is principally engaged in the acquisition and exploitation of (i) producing oil and natural gas properties, (ii) natural gas processing and liquids extraction facilities, and (iii) natural gas gathering systems. Coda seeks to acquire properties whose predominant economic value is attributable to proved producing reserves and to enhance that value through control of operations, reduction of costs, development of properties and expansion of natural gas gathering systems. Coda's producing properties are concentrated in the mid-continent region of the United States.

   Coda's principal strategy is to increase oil and natural gas reserves and cash flow by selectively acquiring and exploiting producing oil and natural gas properties, especially those properties with enhanced recovery and other low-risk development potential. Coda's exploitation efforts include, where appropriate, the drilling of low-risk development wells, the initiation of secondary recovery projects, the renegotiation of marketing agreements and the reduction of drilling, completion and lifting costs. Cost savings may be principally achieved through reductions in field staff and the more effective utilization of field facilities and equipment by virtue of geographic concentration. The Company has two principal operating sources of cash: (i) net oil and gas sales from its oil and gas properties and (ii) net margins earned from gas gathering and processing operations.

   The Company expects to continue its efforts to acquire additional oil and gas properties, gas processing plants and gas gathering systems. Future acquisitions, if any, would necessitate, in most cases, borrowing additional funds under the Company's credit facility. The ability to borrow such funds is dependent upon the Company's borrowing base from time to time and the effect upon the borrowing base of the properties to be acquired.

   On September 30, 1994, pursuant to an Agreement and Plan of Merger, the Company acquired all of the issued and outstanding stock of Diamond Energy Operating Company and Diamond A Inc. (collectively, "Diamond"). The merger with Diamond has been accounted for as a pooling of interests. Accordingly, the merger of the equity interests has been given retroactive effect in the financial statements for periods prior to the merger to represent the combined financial statements of the previously separate entities.

   In March 1995, the Financial Accounting Standards Board adopted Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which provide guidance for identifying and measuring the impairment of long-lived assets and will be effective for the Company for the year ended December 31, 1996. The Company does not presently expect that FAS 121, when adopted, will have any material impact on the Company's results of operation or financial position.

Results of Operations

   The following table sets forth certain information regarding the production volume, average sales prices, and average production costs associated with the Company's oil and gas operations for the periods indicated.


                                    Three Months Ended
                                         March 31,
                                  ----------------------
                                      1994       1995
Net production:                       ----       ----
  Oil (MBbls)                           619        772
  Gas (MMcf)                          1,262      1,186

Average sales price:
  Oil (per Bbl)                      $14.05     $17.03
  Gas (per Mcf)                      $ 2.02     $ 1.52

Average production cost per BOE      $ 6.44     $ 6.77


   Comparison of the three months ended March 31, 1994 and 1995

     Oil and gas sales for the quarter ended March 31, 1995, increased 33% to approximately $14.9 million from approximately $11.2 million in the comparable period in 1994 primarily due to a 25% increase in oil production and an increase of $2.98 per barrel in average oil prices. The increase in production is a result of the acquisition of producing oil and gas properties in the fourth quarter of 1994, the Company's development drilling program and favorable response the Company's waterflood units. This increase was partially offset by a 6% decrease in gas production and a decrease in gas prices of $.50 per Mcf. During the quarter ended March 31, 1995, 88% of oil and gas sales was attributable to oil production. Oil and gas prices remain unpredictable. See "- Changes in Prices" below.

   During the quarter ended March 31, 1995, the Company's oil sales were increased by $78,000, representing an oil hedge average price increase of $.10 per barrel as a result of hedging transactions. The effect of hedging activities on 1994 revenues was immaterial.

   As a result of the acquisition of Taurus Energy Corp. ("Taurus") on April 29, 1994, gas gathering and processing revenues, expenses and gross profit increased significantly for the quarter ended March 31, 1995. The level of revenues and expenses is largely dependent on natural gas and natural gas liquids prices and plant throughput volumes and therefore may fluctuate significantly.

   Other income for the three months ended March 31, 1995 was essentially unchanged from 1994.

   Oil and gas production expenses (including production taxes) for the three months ended March 31, 1995, increased 23% to approximately $6.6 million from approximately $5.3 million for the same period in 1994, reflecting the effects of the increased production from the properties acquired in 1994 and from new wells drilled. The Company expects production expenses per BOE to average between $6.50 and $6.75 per BOE in 1995.

   Depletion, depreciation and amortization expense for the three months ended March 31, 1995, increased 38% to approximately $4.9 million from approximately $3.5 million for the comparable period in 1994 reflecting the increases in oil production from acquisitions in 1994 and property development and the acquisition of Taurus in April 1994. The increase attributable to Taurus was approximately $614,000. Oil and gas depletion, depreciation and amortization expense increased from $4.21 per BOE for the three months ended March 31, 1994, to $4.33 per BOE for the comparable period in 1995. The increase reflects the relatively higher purchase price of the reserves related to the properties acquired during 1994. The Company anticipates that the depletion, depreciation and amortization rate per BOE should be approximately $4.35 for 1995.

   General and administrative expenses for the three months ended March 31, 1995, increased 20% to approximately $707,000 from approximately $588,000 for the same period in 1994. This increase is primarily due to additional employees needed as a result of acquisitions of oil gas properties and the acquisition of Taurus, partially offset by increased overhead charges billed to working interest owners on the properties acquired. The increase attributable to Taurus was approximately $187,000. The Company expects base general and administrative expenses, net of overhead recoveries, to remain near this level, absent significant additional acquisitions.

   Interest expense for the three months ended March 31, 1995, increased 100% to approximately $2.1 million from approximately $1.0 million for the comparable period in 1994, primarily as a result of increases in outstanding debt levels used to fund development drilling, oil and gas property acquisitions and the acquisition of Taurus and related assets, and higher interest rates in the first quarter of 1995. As a result of property acquisitions, the acquisition of Taurus, borrowing to fund the Company's development drilling program and increases in interest rates, interest expense should be higher in 1995.

   Net income for the quarter ended March 31, 1995, increased to approximately $1.3 million from approximately $553,000 for the comparable period in 1994, primarily due to an increase in oil production from the Company's waterflood units, Coda's development drilling program and the oil and gas property acquisitions in the fourth quarter of 1994, and an increase in the average price of oil by $2.98 per barrel.

Liquidity and Capital Resources

   Major Sources and Uses of Capital Resources

   The Company has two principal operating sources of cash: (i) net oil and gas sales from its oil and gas properties and (ii) net margins earned from gas gathering and processing operations. In July 1994, the Company entered into the Second Amended and Restated Credit Agreement (the"Credit Agreement") which generally provides more favorable terms to the Company than the predecessor credit facility, including decreasing the interest rate, extending the maturity date and changing the Credit Agreement to an unsecured facility.

   The Company expects to continue its efforts to acquire additional oil and gas properties, gas processing plants and gas gathering systems. Future acquisitions, if any, would necessitate, in most cases, borrowing additional funds under the Credit Agreement. The ability to borrow such funds is dependent upon the Company's borrowing base from time to time and the effect upon the borrowing base of the properties to be acquired.

   The Company from time to time solicits bids for selected portions of its existing oil and natural gas properties which it believes are no longer suitable for its business strategy. Sales of properties in the past three years have not been material and no substantial sales of properties are currently under consideration.

   Cash Flows

   At March 31, 1995, the Company had cash and cash equivalents aggregating approximately $3.0 million and working capital of approximately $3.9 million. Cash provided by operating activities for the quarter ended March 31, 1995, increased to approximately $5.1 million compared to $3.0 million for the comparable period in 1994 due primarily to an increase in oil production and an oil price increase. Cash flows used in investing activities increased from $3.4 million for 1994 to $11.6 million for 1995 primarily as a result of increased development drilling activities in 1995 and the acquisition by Taurus of an additional interest in one of its plants for $6.5 million. Cash flows provided by financing activities increased to $3.1 million for the quarter ended March 31, 1995 from $579,000 used by financing activities for 1994 primarily due to an increase in borrowings to fund the acquisition by Taurus, partially offset by the use of $2.1 million to repurchase and cancel 371,000 shares of Company common stock.

   Anticipated Capital Spending

   The Company has development drilling programs designed for all its major operating areas. The Company has budgeted capital spending of approximately $22 million in 1995, excluding property acquisitions. The Company is not contractually committed to expend these funds. During the first quarter of 1995, the Company incurred approximately $4.3 million of these costs. In addition, the Company is continuing to evaluate oil and natural gas properties, gas processing plants and gas gathering systems for future acquisitions.

   Second Amended and Restated Credit Agreement

   In July 1994, the Company entered into the Credit Agreement increasing the Credit Agreement to $150 million, subject to borrowing base limitations, based on the value of the Company's oil and gas properties and its gas gathering and processing assets, as determined by the lenders from time to time. The Company is required to pay a facility fee equal to one-quarter of one percent on any accepted increase in the borrowing base in excess of the previously determined borrowing base and a commitment fee of three-eighths of one percent per annum on the unused portion of the borrowing base. The maturity date of the Credit Agreement was extended to May 31, 1999.

   A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base as determined by lenders in their sole discretion. Upon such event, the borrowing base deficiency must be repaid by mandatory reductions of the loan balances over a period of not more than six months.

   The Credit Agreement is unsecured. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, requirements to maintain a net worth of $46,500,000, and to maintain positive working capital, as defined, and restrictions on the payment of dividends on the Company's capital stock. Under certain conditions, lenders may request the Company to pledge certain of its assets to secure the Company's obligations under the Credit Agreement. The Company anticipates that it will borrow funds under the

Credit Agreement to fund additional acquisitions and development drilling.

   In February 1995, the Credit Agreement was amended to increase the notional amount from $150.0 million to $250.0 million and to increase the borrowing base from $110.0 million to $135.0 million, with a scheduled reduction to $130.0 million on April 30, 1995. As of May 1, 1995, approximately $24.0 million was available for borrowing. Interest rates under the amendment will range from NationsBank's prime rate to LIBOR plus 1% to 1 3/8% based on the ratio of outstanding debt to available borrowing base.

   State Street Acquisition Joint Venture

   On June 9, 1994, the Company entered into an agreement with State Street Research Energy, Inc. ("SSRE"), an affiliate of State Street Research & Management Company, regarding the formation of a joint venture for the purpose of making oil and natural gas property acquisitions. As a manager of institutional investment funds, SSRE has arranged for the commitment of up to $55.0 million to be used specifically for funding property acquisitions to be invested in SSRE's sole discretion. It is intended that the SSRE funds would be combined with capital contributions from the Company, and other possible participants, and bank financing to fund up to approximately $200.0 million in potential acquisitions.

   Under the agreement, the Company and SSRE, or its affiliate, will be responsible for the identification, evaluation and negotiation of the property acquisitions. The Company will also serve as operator of the joint venture's properties. The Company will have the right to not only participate as a partner in the joint venture's acquisitions but also to purchase an additional interest in such acquisitions directly for its own account. The Company will be under no obligation to offer any prospects valued at less than $20.0 million to SSRE or its affiliates. The parties also agreed to exclude certain other types of acquisitions from the agreement.

   The availability of the joint venture's capital resources may permit the Company to participate in substantially larger acquisition transactions. No transactions have been consummated and there are no transactions currently pending under the joint venture agreement.

Changes in Prices

   Annual average oil and natural gas prices have fluctuated over the past three years. The Company's weighted average oil price per Bbl during 1994 and at March 31, 1994, was $15.86 and $16.24, respectively. For the quarter ended March 31, 1995, the Company averaged $1.33 per barrel less (including an oil hedging price increase of $.10 per barrel) and $.05 per Mcf more for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On May 1, 1995, the NYMEX closing price for the near month for oil and natural gas was $20.50 per barrel and $1.70 per Mcf, respectively.

   In March 1995, the Company entered into a swap agreement covering 15,000 barrels of oil per month for April through September 1995 at a strike prior of $19.02 per barrel. In addition, the Company granted the holder an option to extend this swap for an additional 18 months. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements extended into as of March 31, 1995.

                                                          Weighted
                                                 Barrels  Average
                    Periods Covered              Hedged    Price
                    ---------------              ------    -----
         Nine months ending December 31, 1995    720,000    $18.77
         Year ending December 31, 1996           740,000    $18.79
         Year ending December 31, 1997           375,000    $19.02


   The Company has also sold call options covering 25,000 Bbls of oil per month at an option price of $18.30 per Bbl for the period October 1995 to August 1996, and at an option price of $20.00 per Bbl for the period from September 1996 to August 1997. In the event of an significant increase in the future NYMEX oil prices above the swap price for the periods covered by the swap, the Company may be required to utilize cash to fund margin accounts.

   Pursuant to the loan agreements with Diamond's former primary lender, Diamond entered into an agreement with a refining and marketing company to sell a fixed number of barrels attributable to its share of production of liquid hydrocarbons from certain formerly secured properties at a price of $15.25 per barrel. The remaining commitment under this agreement at March 31, 1995 was 402,000 barrels. Diamond also must meet certain production requirements set forth in the agreement.

                          PART II - OTHER INFORMATION

Item 5.       OTHER EVENTS
              ------------

                  CODA ANNOUNCES POSSIBLE ACQUISITION PROPOSAL

   Coda Energy, Inc. announced April 29, 1995 that its Chairman and Chief Executive Officer, Douglas H. Miller, has advised the Company that he is engaged in forming an investor group, and has entered into discussions with various parties regarding obtaining financing, for the possible cash acquisition of the Company. Mr. Miller advised Coda that neither the terms nor the timing of any such acquisition proposal had been determined at this time. Mr. Miller indicated, however, that if a proposal were to be made, the acquisition price would represent a premium to recent trading prices of Coda's common stock. The Board of Directors of the Company has appointed a Special Committee of outside directors for the purpose of, among other things, considering any acquisition proposal. The Special Committee will retain independent legal counsel to advise it and an independent investment banking firm to evaluate any acquisition proposal.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

   (A)      Exhibits

     11.*   Computation of per share data.

     27.*   Financial data schedule
            -------------
            * Filed herewith


   (B)      Reports on Form 8-K

            Current Report on Form 8-K dated April 26, 1995.

               Item 5. Other Events - Coda announces possible acquisition proposal.

               Item 7.  Financial statement and Exhibits.

                  Exhibit 99.1 - Coda Energy Inc. - Press Release dated
                                                    April 26, 1995.

            Current Report on Form 8-K dated May 2, 1995.

               Item 5.  Other Events - Coda releases results of First Quarter.

               Item 7.  Financial Statements and Exhibits.

                  Exhibit 99.1 - Coda Energy, Inc. - Press Release dated May 2,
                                                     1995.


- --------------------------------------------------------------------------------

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CODA ENERGY, INC.
                                                       (Registrant)



                                      By:  \s\ Grant W. Henderson
                                         ---------------------------------------
                                           Grant W. Henderson
                                           Executive Vice President and
                                           Chief Financial Officer

Date:  May 12, 1995

                                 EXHIBIT INDEX

                                                               Sequential
Exhibit No.  Description of Exhibit                             Page No.
- -----------  ----------------------                             --------


    11.*     Computation of per share data.

    27.*     Financial Data Schedule


- -------------
 * Filed herewith