Form 10-Q
period 1995-06-30
CODA ENERGY INC
filed 1995-08-11
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended JUNE 30, 1995

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 0-10955


                               CODA ENERGY, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                            75-1842480
(State of incorporation)                       (IRS Employer Identification No.)


               5735 Pineland Dr., Suite 300, Dallas, Texas 75231
              (Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:              (214) 692-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X   Yes       No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


 Common Stock, $.02 Par Value                           22,059,703 Shares
                                                   Outstanding at August 1, 1995

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                 (in thousands)

                                                                                   June 30,
                                                            December 31,             1995
                                                                1994              (Unaudited)
                                                            ------------          -----------
Current Assets:
 Cash and cash equivalents                                    $  6,474             $  4,914
 Accounts receivable - revenue                                   7,551                9,084
 Accounts receivable - joint interest and other                  1,766                2,229
 Other current assets                                            1,276                1,535
                                                              --------             --------
                                                                17,067               17,762
                                                              --------             --------

Amounts due from stockholders                                    1,375                  131
                                                              --------             --------

Oil and gas properties (full cost accounting method)           190,967              204,207
 Less accumulated depletion, depreciation
  and amortization                                              39,154               47,639
                                                              --------             --------
                                                               151,813              156,568
                                                              --------             --------

Gas plants and gathering systems                                29,835               37,734
 Less accumulated depreciation                                   1,492                2,757
                                                              --------             --------
                                                                28,343               34,977
                                                              --------             --------

Other properties, net                                            2,150                2,164
                                                              --------             --------
Other assets
                                                                 2,354                2,063
                                                              --------             --------

                                                              $203,102             $213,665
                                                              ========             ========



                See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                   (in thousands, except per share amounts)

                                                                                                    June 30,
                                                                                  December 31,       1995
                                                                                      1994        (Unaudited)
                                                                                  ------------    -----------
Current liabilities:
   Current maturities of long-term debt and notes payable                          $    424         $    453
   Accounts payable - trade                                                           5,954            6,607
   Accounts payable - revenue and other                                               3,599            3,462
   Accrued interest                                                                   1,375              660
   Income taxes payable                                                                 733              389
                                                                                   --------         --------
                                                                                     12,085           11,571
                                                                                   --------         --------
Long-term debt - less current maturities                                            105,063          112,954
                                                                                   --------         --------
Deferred income taxes                                                                11,213           12,759
                                                                                   --------         --------
Commitments and contingent liabilities

Stockholders' equity:
  Common Stock, 40,000 shares of $.02 par value
   authorized; 22,228 and 22,047 shares issued at
   December 31, 1994, and June 30, 1995, respectively                                   445              441
  Additional paid-in capital                                                         69,977           68,502
  Retained earnings since June 30, 1989                                               4,319            7,438
                                                                                   --------         --------
                                                                                     74,741           76,381
                                                                                   --------         --------

                                                                                   $203,102         $213,665
                                                                                   ========         ========

                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                              -----------------------     -----------------------
                                                                    1994        1995           1994        1995
Revenues:                                                           ----        ----           ----        ----
  Oil and gas sales                                               $12,594     $15,596        $23,836     $30,544
  Gas gathering and processing                                      4,296       9,109          4,447      17,013
  Other income                                                        253         309            471         496
                                                                  -------     -------        -------     -------
                                                                   17,143      25,014         28,754      48,053
                                                                  -------     -------        -------     -------
Costs and expenses:
  Oil and gas production                                            5,021       6,817         10,362      13,380
  Gas gathering and processing                                      3,824       7,555          3,978      14,285
  Depletion, depreciation and amortization                          4,068       4,974          7,603       9,844
  General and administrative                                          984         756          1,572       1,463
  Interest                                                          1,243       2,136          2,278       4,204
                                                                  -------     -------        -------     -------
                                                                   15,140      22,238         25,793      43,176
                                                                  -------     -------        -------     -------

Income before income taxes                                          2,003       2,776          2,961       4,877

Income tax expense                                                    786         962          1,191       1,758
                                                                  -------     -------        -------     -------
Net income                                                        $ 1,217     $ 1,814        $ 1,770     $ 3,119
                                                                  =======     =======        =======     =======

Net income per common and common
   equivalent share                                               $  0.06      $ 0.08         $ 0.08     $  0.14
                                                                  =======      ======         ======     =======
Weighted average number of common and
 common equivalent shares outstanding                              21,091      22,991         20,911      22,952
                                                                  =======     =======        =======     =======


                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                       -----------------------------
                                                              1994           1995
Cash flows from operating activities:                         ----           ----
   Net income                                              $  1,770      $  3,119
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depletion, depreciation and amortization                 7,603         9,844
     Deferred income tax expense                                896         1,546
     Other                                                      228           299
     Effect of changes in:
        Accounts receivable                                     676        (1,996)
        Other current assets                                     43            24
        Accounts payable and other current liabilities       (2,183)         (545)
                                                           --------       --------
              Net cash provided by operating activities       9,033        12,291
                                                           --------       --------

Cash flows from investing activities:
   Additions to oil and gas properties                       (8,592)      (14,772)
   Proceeds from sale of assets                                 694         1,817
   Purchase of Taurus Energy Corp.                           (3,250)          ---
   Gas plant and gathering systems and other
     property additions                                        (478)       (8,005)
   Investment in common equity securities                       ---          (573)
   Payments received on amounts due from stockholders           ---         1,244
   Other                                                       (230)           35
                                                           --------       --------
              Net cash used by investing activities         (11,856)      (20,254)

Cash flows from financing activities:
   Proceeds from bank borrowings                             17,000        14,400
   Repayment of debt                                        (13,906)       (6,491)
   Proceeds from exercise of options and warrants               439           619
   Repurchases of common stock                                 (814)       (2,125)
                                                           --------       --------
            Net cash provided by financing activities         2,719         6,403
                                                           --------       --------
Decrease in cash                                               (104)       (1,560)
Cash at beginning of period                                   4,040         6,474
                                                           --------      --------
Cash at end of period                                      $  3,936      $  4,914
                                                           ========      ========
Supplemental cash flow information -

   Interest paid                                           $  1,894      $  4,855
                                                           ========      ========
   Income taxes paid                                       $    ---      $    500
                                                           ========      ========

                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)


                                                       Common Stock         Additional        Retained
                                                       ------------           Paid-In      Earnings Since
                                                    Shares       Amount       Capital      June 30, 1989
                                                    ------       ------       -------      -------------
Balances December 31, 1994                         22,228         $445        $69,977          $4,319

Shares issued as director compensation                  4          ---             27            ---

Shares issued upon exercise of stock
   options and warrants                               186            4            615            ---

Repurchase and cancellation of common stock          (371)          (8)        (2,117)           ---

Net income                                           ---          ---            ---            3,119
                                                   ------         ----        -------          ------

Balances June 30, 1995                             22,047         $441        $68,502          $7,438
                                                   ======         ====        =======          ======



                See Notes to Consolidated Financial Statements

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

    The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the six months ended June 30, 1994, and 1995. The results for the six months ended June 30, 1995, are not necessarily indicative of results for a full year.

    Fees from overhead charges billed to working interest owners, including the Company, of $1,730,000 and $2,726,000 for the six months ended June 30, 1994, and 1995, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

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

3.  HEDGING TRANSACTIONS

    In March 1995, the Company entered into a swap agreement covering 15,000 barrels of oil per month for April through September 1995 at a strike price of $19.02 per barrel. In addition, the Company granted the holder an option to extend this swap for an additional 18 months. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of June 30, 1995.

                                                           Weighted
                                                 Barrels   Average
                    Periods Covered              Hedged     Price
                    ---------------              ------     -----

          Six months ending December 31, 1995    465,000    $18.76
          Year ending December 31, 1996          740,000    $18.79
          Year ending December 31, 1997          375,000    $19.02

    The Company has also sold call options covering 25,000 Bbls of oil per month at an option price of $18.30 per Bbl for the period October 1995 to August 1996, and at an option price of $20.00 per Bbl for the period from September 1996 to August 1997.

4.  CREDIT AGREEMENT

    Effective August 1, 1995, the scheduled semi-annual redetermination of the Company's borrowing base under its credit agreement was completed with the borrowing base set at $130.0 million. The borrowing base will be reduced to $125.0 million on November 30, 1995. As of August 1, 1995, approximately $21.0 million was available for borrowing.

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

    In March 1995, the Financial Accounting Standards Board adopted Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which provides guidance for identifying and measuring the impairment of long-lived assets and will be effective for the Company for the year ended December 31, 1996. The Company does not presently expect that FAS 121, when adopted, will have any material impact on the Company's results of operation or financial position.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data regarding the production and sales volumes, average sales prices, and costs associated with the Company's oil and gas and gas gathering and processing operations for the periods indicated.

                                        Three months Ended         Six months Ended
                                             June 30,                  June 30,
                                      ----------------------    ---------------------

OIL AND GAS OPERATING DATA:                 1994      1995            1994       1995
                                            ----      ----            ----       ----
Net production:
                                             644       783           1,263      1,555
 Oil (MBbls)                               1,243     1,202           2,505      2,388
 Gas (MMcf)

Average sales price:
 Oil (per Bbl)                            $16.15   $ 17.63          $15.12    $ 17.33
 Gas (per Mcf)                            $ 1.76   $  1.50          $ 1.89    $  1.51

Average production cost per BOE           $ 5.90   $  6.93          $ 6.16    $  6.85

GAS GATHERING AND PROCESSING
 OPERATING DATA:

Sales:
 Gas sales (MMBTU)                         1,482     3,285           1,482      6,364
 Gas sales average prices                 $ 1.70   $  1.57          $ 1.70    $  1.53
 Natural gas liquids sales (M gallons)     6,114    13,445           6,774     26,013
 Natural gas liquids average price        $.2862   $ .2957          $.2807    $ .2804

Costs and expenses (in thousands):
 Gas purchases                            $3,194   $ 6,476          $3,208    $12,388
 Plant operating expenses                 $  630   $ 1,079          $  770    $ 1,897

 Comparison of the six months ended June 30, 1994 and 1995

          Oil and gas sales for the six months ended June 30, 1995, increased 28% to approximately $30.5 million from approximately $23.4 million in the comparable period in 1994 primarily due to a 23% increase in oil production and an increase of $2.21 per barrel in average oil prices. The increase in production is a result of the acquisition of producing oil and gas properties in the fourth quarter of 1994, the Company's development drilling program and favorable response of the Company's waterflood units. This increase was partially offset by a 5% decrease in gas production and a decrease in gas prices
of $.38 per Mcf.   During the six months ended June 30, 1995, 88% of oil and gas sales was attributable to oil production.  Oil and gas prices remain
unpredictable.   See "- Changes in Prices" below.

    During the six months ended June 30, 1994 and 1995, the Company's oil sales were decreased by $137,000 and $66,000, respectively, representing an oil hedge average price decrease of $.11 and $.04, per barrel, respectively, as a result of hedging transactions.

    As a result of the acquisition of Taurus Energy Corp. ("Taurus") on April 29, 1994, gas gathering and processing revenues, expenses and gross profit increased significantly for the three and six months ended June 30, 1995 compared to the same periods in 1994. The 1994 periods only include two months of Taurus' operations. Contributing to the increases in revenues and expenses was the acquisition for $6.5 million in January 1995 of the remaining interest in one of Taurus' gas plants. The level of revenues and expenses is largely dependent on natural gas and natural gas liquids prices and plant throughput volumes and therefore may fluctuate significantly.

   Other income for the six months ended June 30, 1995 was essentially unchanged from 1994.

   Oil and gas production expenses (including production taxes) for the six months ended June 30, 1995, increased 29% to approximately $13.4 million from approximately $10.4 million for the same period in 1994, reflecting the effects of the increased production from the properties acquired in 1994 and from new wells drilled. Oil and gas production experiences for the six months ended June 30, 1995 were $6.85 per BOE and are expected to remain near this level for the remainder of the year.

   Depletion, depreciation and amortization expense for the six months ended June 30, 1995, increased 30% to approximately $9.8 million from approximately $7.6 million for the comparable period in 1994 reflecting the increases in oil production from acquisitions in 1994, property development and the acquisition of Taurus in April 1994. The increase attributable to Taurus was approximately $890,000. Oil and gas depletion, depreciation and amortization expense increased from $4.22 per BOE for the six months ended June 30, 1994, to $4.35 per BOE for the comparable period in 1995. The increase reflects the relatively higher purchase price of the reserves related to the properties acquired during 1994. The Company anticipates that the depletion, depreciation and amortization rate per BOE should be approximately $4.35 for 1995.

   General and administrative expenses for the six months ended June 30, 1995, decreased 7% to approximately $1.5 million from approximately $1.6 million for the same period in 1994. This decrease is primarily due to increased overhead charges billed to working interest owners on the properties acquired in December 1994, partially offset by additional employees needed as a result of acquisitions of oil gas properties and the acquisition of Taurus. The increase attributable to Taurus was approximately $306,000. The Company expects base general and administrative expenses, net of overhead recoveries, to remain near this level, absent significant additional acquisitions.

   Interest expense for the six months ended June 30, 1995, increased 85% to approximately $4.2 million from approximately $2.1 million for the comparable period in 1994, primarily as a result of increases in outstanding debt levels used to fund development drilling, oil and gas property acquisitions and the acquisition of Taurus and related assets, and higher interest rates in the first half of 1995. As a result of property acquisitions, the acquisition of Taurus, borrowing to fund the Company's development drilling program and increases in interest rates, interest expense should be higher in 1995.

   Net income for the six months ended June 30, 1995, increased to approximately $3.1 million from approximately $1.8 million for the comparable period in 1994, primarily due to an increase in oil production from the Company's waterflood units, Coda's development drilling program and the oil and gas property acquisitions in the fourth quarter of 1994, and an increase in the average price of oil by $2.21 per barrel.

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

   Cash Flows

   At June 30, 1995, the Company had cash and cash equivalents aggregating approximately $4.9 million and working capital of approximately $6.2 million. Cash provided by operating activities for the six months ended June 30, 1995, increased to approximately $12.3 million compared to $9.0 million for the comparable period in 1994 due primarily to an increase in oil production and an oil price increase. Cash flows used in investing activities increased from $11.2 million for 1994 to $20.3 million for 1995 primarily as a result of increased development drilling activities in 1995 and the acquisition by Taurus of an additional interest in one of its plants for $6.5 million. Cash flows provided by financing activities increased to $6.4 million for the six months ended June 30, 1995 from $2.7 million for 1994 primarily due to an increase in borrowings to fund the acquisition by Taurus, partially offset by the use of $2.1 million to repurchase and cancel 371,000 shares of Company common stock.

   Anticipated Capital Spending

   The Company has development drilling programs designed for all its major operating areas. The Company has budgeted capital spending of approximately $22 million in 1995, excluding property acquisitions. The Company is not contractually committed to expend these funds. During the first half of 1995, the Company incurred approximately $9.5 million of these costs. In addition, the Company is continuing to evaluate oil and natural gas properties, gas processing plants and gas gathering systems for future acquisitions.

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

   The Credit Agreement is unsecured. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, requirements to maintain a net worth of $46.5 million, and to maintain positive working capital, as defined, and restrictions on the payment of dividends on the Company's capital stock. Under certain conditions, lenders may request the Company to pledge certain of its assets to secure the Company's obligations under the Credit Agreement. The Company anticipates that it will borrow funds under the Credit Agreement to fund additional acquisitions and development drilling.

   In February 1995, the Credit Agreement was amended to increase the notional amount from $150.0 million to $250.0 million and to increase the borrowing base from $110.0 million to $135.0 million, with a scheduled reduction to $130.0 million on April 30, 1995. Interest rates under the amendment will range from NationsBank's prime rate to LIBOR plus 1% to 1 3/8% based on the ratio of outstanding debt to available borrowing base. Effective August 1, 1995, the scheduled semi-annual redetermination of the Company's borrowing base under its credit agreement was completed with the borrowing base set at $130.0 million. The borrowing base will be reduced to $125.0 million on November 30, 1995. As of August 1, 1995, approximately $21.0 million was available for borrowing.

CHANGES IN PRICES

   Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average oil price per Bbl during 1994 and at December 31, 1994, was $15.86 and $16.24, respectively. For the six months ended June 30, 1995, the Company averaged $1.51 per barrel less (net of an oil hedging price decrease of $.04 per barrel) and $.08 per Mcf less for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On August 1, 1995, the NYMEX closing price for the near month for oil and natural gas was $17.70 per barrel and $1.46 per Mcf, respectively.

   In March 1995, the Company entered into a swap agreement covering 15,000 barrels of oil per month for April through September 1995 at a strike price of $19.02 per barrel. In addition, the Company granted the holder an option to extend this swap for an additional 18 months. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of June 30, 1995.

                                                                          Weighted
                                                             Barrels      Average
                             Periods Covered                 Hedged        Price
                             ---------------                 ------        -----

               Six months ending December 31, 1995           465,000      $18.76
               Year ending December 31, 1996                 740,000      $18.79
               Year ending December 31, 1997                 375,000      $19.02

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

   Pursuant to the loan agreements with Diamond's former primary lender, Diamond entered into an agreement with a refining and marketing company to sell a fixed number of barrels attributable to its share of production of liquid hydrocarbons from certain formerly secured properties at a price of $15.25 per barrel. The remaining commitment under this agreement at June 30, 1995 was 284,000 barrels. Diamond also must meet certain production requirements set forth in the agreement.

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

            ___________
            * Filed herewith


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

            Current Report on Form 8-K dated May 2, 1995.

               Item 5.  Other Events - Coda releases results of First Quarter.

               Item 7.  Financial Statements and Exhibits.

                        Exhibit 99.1 - Coda Energy, Inc. - Press Release dated May 2, 1995.


            Current Report on Form 8-K dated May 17, 1995.

               Item 5.  Other Events - Coda announces acquisition activity.

               Item 7.  Financial Statements and Exhibits.

                        Exhibit 99.1 - Coda Energy, Inc. - Press Release dated May 17, 1995.


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

Date:  August 10, 1995

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit No.    Description of Exhibit                                  Page No.
- -----------    ----------------------                                  --------



   11.*        Computation of per share data.

   27.*        Financial Data Schedule

   __________
   * Filed herewith