Form 10-Q
period 1995-09-30
CODA ENERGY INC
filed 1995-11-13
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended SEPTEMBER 30, 1995

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
                                         Yes  X    No
                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, $.02 Par Value                        22,088,903 Shares
                                                 Outstanding at November 1, 1995

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                 (in thousands)

                                                                         September 30,
                                                        December 31,          1995
                                                            1994          (Unaudited)
                                                        ------------    --------------
Current Assets:
 Cash and cash equivalents                                  $  6,474         $  4,449
 Accounts receivable - revenue                                 7,551            8,506
 Accounts receivable - joint interest and other                1,766            1,559
 Other current assets                                          1,276            2,197
                                                            --------         --------
                                                              17,067           16,711
                                                            --------         --------

Amounts due from stockholders                                  1,375               81
                                                            --------         --------

Oil and gas properties (full cost accounting method)         190,967          205,766
 Less accumulated depletion, depreciation
  and amortization                                            39,154           51,642
                                                            --------         --------
                                                             151,813          154,124
                                                            --------         --------

Gas plants and gathering systems                              29,835           37,953

 Less accumulated depreciation                                 1,492            3,417
                                                            --------         --------
                                                              28,343           34,536
                                                            --------         --------
Other properties, net                                          2,150            2,197
                                                            --------         --------
Other assets                                                   2,354            2,034
                                                            --------         --------

                                                            $203,102         $209,683
                                                            ========         ========

                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                    (in thousands, except per share amounts)

                                                                           September 30,
                                                             December 31,       1995
                                                                 1994       (Unaudited)
                                                             ------------  -------------
Current liabilities:
   Current maturities of long-term debt and notes payable        $    424       $    453
   Accounts payable - trade                                         5,954          6,479
   Accounts payable - revenue and other                             3,599          3,181
   Accrued interest                                                 1,375            799
   Income taxes payable                                               733            449
                                                                 --------       --------
                                                                   12,085         11,361
                                                                 --------       --------
Long-term debt - less current maturities                          105,063        107,930
                                                                 --------       --------
Deferred income taxes                                              11,213         13,143
                                                                 --------       --------
Commitments and contingent liabilities

Stockholders' equity:
   Common Stock, 40,000 shares of $.02 par value
     authorized; 22,228 and 22,060 shares issued and
     outstanding at December 31, 1994, and September 30,
     1995, respectively                                               445            441
   Additional paid-in capital                                      69,977         68,572
   Retained earnings since June 30, 1989                            4,319          8,236
                                                                 --------       --------
                                                                   74,741         77,249
                                                                 --------       --------

                                                                 $203,102       $209,683
                                                                 ========       ========






                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                     ----------------------     ----------------------
                                                       1994          1995         1994          1995
                                                     --------      --------     --------      --------
Revenues:
  Oil and gas sales                                   $13,735       $14,296      $37,571       $44,840
  Gas gathering and processing                          7,697         8,709       12,144        25,722
  Other income                                            176           287          647           783
                                                      -------       -------      -------       -------
                                                       21,608        23,292       50,362        71,345
                                                      -------       -------      -------       -------
 Costs and expenses:
  Oil and gas production                                5,683         6,665       16,045        20,045
  Gas gathering and processing                          6,589         7,650       10,567        21,935
  Depletion, depreciation and amortization              4,342         4,711       11,945
  General and administrative                              834           898        2,406         2,361
  Interest                                              1,356         2,126        3,634         6,330
  Business combination                                  1,892          ---         1,892          ---
                                                      -------       -------      -------       -------
                                                       20,696        22,050       46,489        65,226
                                                      -------       -------      -------       -------

Income before income taxes                                912         1,242        3,873         6,119

Income tax expense                                        657           444        1,848         2,202
                                                      -------       -------      -------       -------
Net income                                            $   255       $   798      $ 2,025       $ 3,917
                                                      =======       =======      =======       =======

Net income per common and common
   equivalent share                                     $0.01         $0.03        $0.09         $0.17
                                                      =======       =======      =======       =======

Weighted average number of common and
 common equivalent shares outstanding                  22,403        22,994       21,709        22,972
                                                      =======       =======      =======       =======

                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                           -------------------
                                                               1994       1995
                                                           --------   --------
Cash flows from operating activities:
   Net income
   Adjustments to reconcile net income to                  $  2,025   $  3,917
   net cash provided by operating activities:
     Depletion, depreciation and amortization
     Deferred income tax expense                             11,945     14,555
     Other                                                    1,471      1,930
     Effect of changes in:                                      579        455
        Accounts receivable                                    (135)      (853)
        Other current assets                                   (416)      (553)
        Accounts payable and other current liabilities         (326)      (755)
                                                           --------   --------
              Net cash provided by operating activities      15,143     18,696
                                                           --------   --------
Cash flows from investing activities:
   Additions to oil and gas properties                      (21,920)   (19,498)
   Proceeds from sale of assets                                 734      4,984
   Purchase of Taurus Energy Corp.                           (3,250)       ---
   Gas plant and gathering systems and other
     property additions                                      (3,276)    (8,305)
   Investment in common equity securities                       ---       (573)
   Payments received on amounts due from stockholders           ---      1,294
   Investment in long-term gas contract                      (1,759)       ---
   Other                                                       (215)       110
                                                           --------   --------
             Net cash used by investing activities          (29,686)   (21,988)
                                                           --------   --------

Cash flows from financing activities:
   Proceeds from bank borrowings                             51,000     14,400
   Repayment of debt                                        (37,206)   (11,521)
   Proceeds from exercise of options and warrants             2,235        674
   Repurchases of common stock                                 (812)    (2,125)
   Other                                                        (97)      (161)
                                                           --------   --------
            Net cash provided by financing activities        15,120      1,267
                                                           --------   --------


Increase (decrease) in cash                                     577     (2,025)
Cash at beginning of period                                   4,040      6,474
                                                           --------   --------
Cash at end of period                                      $  4,617   $  4,449
                                                           ========   ========

Supplemental cash flow information:
   Interest paid                                           $  2,363   $  6,812
                                                           ========   ========
   Income taxes paid                                       $    300   $    500
                                                           ========   ========


                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)



                                                 Common Stock          Additional      Retained
                                               ----------------          Paid-In    Earnings Since
                                                Shares  Amount           Capital    June 30, 1989
                                               ----------------        -----------  --------------
Balances December 31, 1994                      22,228    $445            $69,977       $4,319

Shares issued as director compensation               7     ---                 42          ---

Shares issued upon exercise of stock
   options and warrants                            196       4                670          ---

Repurchase and cancellation of common stock       (371)     (8)            (2,117)         ---

Net income                                         ---     ---                ---        3,917
                                                ------    ----            -------       ------

Balances September 30, 1995                     22,060    $441            $68,572       $8,236
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

   The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the nine months ended September 30, 1994 and 1995. The results for the nine months ended September 30, 1995, are not necessarily indicative of results for a full year.

   Fees from overhead charges billed to working interest owners, including the Company, of $2.5 million and $4.1 million for the nine months ended September 30, 1994, and 1995, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

2. HEDGING TRANSACTIONS

   In March 1995, the Company entered into a swap agreement covering 15,000 barrels of oil per month for April through September 1995 at a strike price of $19.02 per barrel. In addition, the Company granted the holder an option to extend this swap for an additional 18 months. The option to extend this swap was not exercised. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of September 30, 1995.

                                                            Weighted
                                                Barrels     Average
            Periods Covered                     Hedged       Price
            ---------------                     --------    --------

       Three months ending December 31, 1995     210,000     $18.73
       Year ending December 31, 1996             740,000     $18.79
       Year ending December 31, 1997             375,000     $19.02

   The Company has also sold call options covering 25,000 Bbls of oil per month at an option price of $18.30 per Bbl for the period October 1995 to August 1996, and at an option price of $20.00 per Bbl for the period from September 1996 to August 1997.

3. CREDIT AGREEMENT

   Effective August 1, 1995, the scheduled semi-annual redetermination of the Company's borrowing base under its credit agreement was completed with the borrowing base set at $130.0 million. The borrowing base will be reduced to $125.0 million on November 30, 1995.

4. AGREEMENT AND PLAN OF MERGER

   On October 30, 1995 the Company entered into an Agreement and Plan of Merger with Joint Energy Development Investments Limited Partnership ("JEDI"), an affiliate of Enron Capital & Trade Resources Corp., and Coda Acquisition, Inc. whereby JEDI will acquire in the merger shares of common stock of the Company at a price of $8.00 per share in cash. The Company currently has a total of 24,505,535 shares of Common Stock outstanding on a fully diluted basis. The agreement has been approved by the Company's Board of Directors and its Special Committee of outside directors. Concurrently with the execution of the merger agreement, JEDI and Coda Acquisition, Inc. have entered into certain agreements with members of management of the Company providing for a continuing role of management in the Company after the merger.

   Consummation of the merger is subject to the satisfaction of various conditions, including (i) the approval of the transaction by the stockholders of the Company, (ii) the receipt of all necessary consents and governmental approvals, and (iii) the sale of the Company's gas gathering and processing subsidiary, Taurus Energy Corp., on terms acceptable to JEDI. The Company currently expects to hold a special meeting of its stockholders as soon as practicable for the purpose of obtaining stockholder approval of the transaction. See Item 5. - Other Events for a more detailed description of the transaction.

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

   In March 1995, the Financial Accounting Standards Board adopted Financial Accounting Standard No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which provides guidance for identifying and measuring the impairment of long-lived assets and will be effective for the Company for the year ended December 31, 1996. The Company does not presently expect that FAS 121, when adopted, will have any material impact on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

   The following table sets forth certain operating data regarding the production and sales volumes, average sales prices, and costs associated with the Company's oil and gas operations and gas gathering and processing operations for the periods indicated.

                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                        ------------------  ------------------
OIL AND GAS OPERATING DATA:               1994      1995      1994      1995
                                        --------  --------  --------  --------
Net production:
 Oil (MBbls)                                 701       768    1,964     2,323
 Gas (MMcf)                                1,262       907    3,767     3,295
Average sales price:
 Oil (per Bbl)                            $16.66   $ 16.83  $ 15.68   $ 17.16
 Gas (per Mcf)                            $ 1.63   $  1.51  $  1.81   $  1.51
Average production cost per BOE           $ 6.24   $  7.25  $  6.23   $  6.98
GAS GATHERING AND PROCESSING
 OPERATING DATA:
Sales:
 Gas sales (MMBTU)                         3,002     3,238    4,484     9,602
 Gas sales average price                  $ 1.73   $  1.55  $  1.72   $  1.54
 Natural gas liquids sales (M gallons)     9,009    13,934   15,783    39,947
 Natural gas liquids average price        $.2810   $ .2635  $ .2808   $ .2745
Costs and expenses (in thousands):
 Gas purchases                            $5,930   $ 6,595  $ 9,138   $18,983
 Plant operating expenses                 $  659   $ 1,055  $ 1,429   $ 2,952


 Comparison of the nine months ended September 30, 1994 and 1995

     Oil and gas sales for the nine months ended September 30, 1995, increased 19% to approximately $44.8 million from approximately $37.6 million in the comparable period in 1994 primarily due to an 18% increase in oil production and an increase of $1.48 per barrel in the average oil price. The increase in production is a result of the acquisition of producing oil and gas properties in the fourth quarter of 1994, the Company's development drilling program and favorable responses from certain of the Company's waterflood units. This increase was partially offset by a 13% decrease in gas production (due primarily to recent sales of properties) and a decrease in the average gas price of $.30 per Mcf. During the nine months ended September 30, 1995, 89% of oil and gas sales was attributable to oil production. Oil and gas prices remain unpredictable. See "- Changes in Prices" below.

     During the nine months ended September 30, 1994 the Company's oil sales were decreased by $96,000 representing an average oil price decrease of $.05 per barrel as a result of hedging transactions. During the nine months ended September 30, 1995, the Company's oil sales were increased by $194,000 representing an average oil price increase of $.08 per barrel as a result of hedging transactions.

     Oil and gas sales for the quarter ended September 30, 1995 decreased 8% to approximately $14.3 million from $15.6 million for the quarter ended June 30, 1995, primarily due to a decrease in the average oil price to $16.83 per barrel from $17.63 per barrel, respectively, and a 25% decrease in gas production as a result of the recent sale of several properties.

     As a result of the acquisition of Taurus Energy Corp. ("Taurus") on April 29, 1994, gas gathering and processing revenues, expenses and gross profit increased significantly for the nine months ended September 30, 1995 compared to the same period in 1994. The nine months ended September 30, 1994 only includes five months of Taurus' operations. Contributing to the increases in revenues and expenses was the acquisition for $6.5 million in January 1995 of the remaining ownership interest in one of Taurus' gas plants and associated facilities. The level of revenues and expenses is largely dependent on natural gas and natural gas liquids prices and plant throughput volumes and therefore may fluctuate significantly.

     Gas gathering and processing gross profit for the quarter ended
September 30, 1995 remained essentially flat from the prior year period. Gross profit for the quarter ended September 30, 1995 decreased approximately 32% to approximately $1.1 million from $1.6 million for the quarter ended June 30, 1995 due primarily to a decease in the average natural gas liquids sales price to $.2635 per gallon from $.2957 per gallon, respectively.

     Oil and gas production expenses (including production taxes) for the nine months ended September 30, 1995 increased 25% to approximately $20.0 million from approximately $16.0 million for the same period in 1994, reflecting the effects of the increased production from the properties acquired in 1994 and
from new wells drilled.        Oil and gas production expenses for the nine
months ended September 30, 1995 were $6.98 per BOE and are expected to remain near this level for the remainder of the year.

     Depletion, depreciation and amortization expense for the nine months ended September 30, 1995, increased 22% to approximately $14.6 million from approximately $11.9 million for the comparable period in 1994 reflecting the increase in oil production from acquisitions in 1994, property development and the acquisition of Taurus in April 1994. The increase attributable to Taurus was approximately $943,000. Oil and gas depletion, depreciation and amortization expense increased from $4.27 per BOE for the nine months ended September 30, 1994, to $4.35 per BOE for the comparable period in 1995. The increase reflects the relatively higher purchase price of the reserves related to the properties acquired during 1994. The Company anticipates that the depletion, depreciation and amortization rate per BOE should be approximately $4.35 for 1995.

     General and administrative expenses for the nine months ended September 30, 1995 were essentially unchanged from 1994. This is primarily due to increased overhead charges billed to working interest owners on the properties acquired in December 1994, being largely offset by additional employees needed as a result of acquisitions of oil gas properties and the acquisition of Taurus. The Company expects base general and administrative expenses, net of overhead recoveries, to remain near this level, absent significant additional acquisitions.

     Interest expense for the nine months ended September 30, 1995 increased 74% to approximately $6.3 million from approximately $3.6 million for the comparable period in 1994, primarily due to increases in outstanding debt levels used to fund development drilling, oil and gas property acquisitions and the acquisition of Taurus and related assets, and higher interest rates in 1995. As a result of these factors, interest expense for the year 1995 should be higher than in 1994.

     Business combination expenses of $1.9 million in 1994 were related to the acquisition of Diamond Energy Operating Company and Diamond A Inc. (collectively "Diamond") pursuant to a merger. The merger with Diamond was accounted for as a pooling of interests and accordingly the transaction costs were expensed when incurred.

     Net income for the nine months ended September 30, 1995, increased to approximately $3.9 million from approximately $2.0 million for the comparable period in 1994, primarily due to (i) an increase in oil production from the Company's waterflood units, Coda's development drilling program and the oil and gas property acquisitions in the fourth quarter of 1994, (ii) an increase in the average sales price of oil by $1.48 per barrel and (iii) the lack of business combination expenses in 1995.

     Net income for the quarter ended September 30, 1995 decreased to approximately $798,000 from $1.8 million for the quarter ended June 30, 1995 primarily due to a decrease in average oil prices of $.80 per barrel and a decrease in average natural gas liquids sales prices of $.03 per gallon.

LIQUIDITY AND CAPITAL RESOURCES

     Agreement and Plan of Merger

     On October 30, 1995 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Joint Energy Development Investments Limited Partnership ("JEDI"), an affiliate of Enron Capital & Trade Resources Corp., and Coda Acquisition, Inc. ("Purchaser") whereby JEDI will acquire in the merger shares of common stock of the Company at a price of $8.00 per share in cash. The Company currently has a total of 24,505,535 shares of Common Stock outstanding on a fully diluted basis. The agreement has been approved by the Company's Board of Directors and its Special Committee of outside directors. Concurrently with the execution of the merger agreement, JEDI and Coda Acquisition, Inc. have entered into certain agreements with members of management of the Company providing for a continuing role of management in the Company after the merger.

     Consummation of the merger is subject to the satisfaction of various conditions, including (i) the approval of the transaction by the stockholders of the Company, (ii) the receipt of all necessary consents and governmental approvals, and (iii) the sale of the Company's gas gathering and processing subsidiary, Taurus Energy Corp., on terms acceptable to JEDI. The Company currently expects to hold a special meeting of its stockholders as soon as practicable for the purpose of obtaining stockholder approval of the transaction. See Item 5. - Other Events for a more detailed description of the transaction.

     Under certain conditions, the Merger Agreement may be terminated at any time prior to the effective time (as defined in the Merger Agreement), whether prior to or after approval of the Merger Agreement by the stockholders of Coda. In the event of the termination of the Merger Agreement, there will be no obligation or liability on the part of any party thereto, except for the payment of certain expenses and/or the Break-up Fee (as defined below) or as otherwise expressly provided for in the Merger Agreement; provided, however, that no termination pursuant to the termination provisions will relieve any party from liability for any breach of the Merger Agreement. Pursuant to the Merger Agreement, if the Merger Agreement is terminated by Purchaser for certain reasons, then Coda would be obligated to reimburse Purchaser for certain out-of-pocket expenses not to exceed $750,000. Additionally, if the Merger Agreement is terminated for certain reasons and if Coda were to consummate another acquisition transaction prior to October 30, 1996, that provides better value to Coda's stockholders than the Merger would have provided, then Coda would be obligated to pay Purchaser a fee (the "Break-up Fee") of $3.5 million. If the Merger Agreement is terminated by Coda due to a breach on the part of JEDI or Purchaser, JEDI is obligated to reimburse Coda for certain expenses not to exceed $750,000.

     In addition to the above, Coda expects to incur fees and expenses associated with effecting the merger and the financing thereof, including an estimated $3.8 million expected to be paid to ECT Securities Corp., an affiliate of the general partner of JEDI, as transaction fees in connection with the funding of the merger consideration. This fee would only be payable at consummation of the merger. Other fees and expenses expected to be incurred would include legal, accounting, financial advisor, printing and distribution costs and may be up to $3 million if the merger is consummated. If the merger is not consummated, management expects these fees and expenses to be substantially less. The Company has the financial resources to pay these expenses as necessary.

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

     Cash Flows

     At September 30, 1995, the Company had cash and cash equivalents aggregating approximately $4.4 million and working capital of approximately $5.4 million. Cash provided by operating activities for the nine months ended September 30, 1995 increased to approximately $18.7 million compared to $15.1 million for the comparable period in 1994 due primarily to an increase in oil production and an oil price increase. Cash flows used in investing activities decreased from $29.7 million for the nine months ended September 30, 1994 to $22.0 million for the comparable period in 1995, as a result of the sale of assets for almost $5 million and a slight decrease in the total spending on oil and gas properties partially offset by the acquisition by Taurus of an additional interest in one of its plants for $6.5 million. Cash flows provided by financing activities decreased to $1.3 million for the nine months ended September 30, 1995 from $15.1 million for the comparable period in 1994, primarily due to a decrease in net borrowings under the Company's credit facility.

     Anticipated Capital Spending

     The Company has development drilling programs designed for all its major operating areas. The Company has budgeted capital spending of approximately $22 million in 1995, excluding property acquisitions. The Company is not contractually committed to expend these funds. During the first nine months of 1995, the Company incurred approximately $13.1 million of these costs. In addition, the Company is continuing to evaluate oil and natural gas properties, gas processing plants and gas gathering systems for future acquisitions.

     Second Amended and Restated Credit Agreement

     In July 1994, the Company entered into the Credit Agreement increasing the Company's credit facility to $150 million, subject to borrowing base limitations, based on the value of the Company's oil and gas properties and its gas gathering and processing assets, as determined by the lenders from time to time. The Company is required to pay a facility fee equal to one-quarter of one percent on any accepted increase in the borrowing base in excess of the previously determined borrowing base and a commitment fee of three-eighths of one percent per annum on the unused portion of the borrowing base. The maturity date of the Credit Agreement was extended to May 31, 1999.

     A borrowing base deficiency is created in the event that the outstanding loan balances exceed the borrowing base as determined by lenders in their sole discretion. Upon such event, the borrowing base deficiency must be repaid by mandatory reductions of the loan balances over a period of not more than nine months.

     The Credit Agreement is unsecured. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, requirements to maintain a net worth of $46.5 million and to maintain positive working capital, as defined, and restrictions on the payment of dividends on the Company's capital stock. Under certain conditions, lenders may request the Company to pledge certain of its assets to secure the Company's obligations under the Credit Agreement. The Company anticipates that it will borrow funds under the Credit Agreement to fund additional acquisitions and development drilling.

     In February 1995, the Credit Agreement was amended to increase the notional amount from $150.0 million to $250.0 million and to increase the borrowing base from $110.0 million to $135.0 million. Interest rates under the amendment will range from NationsBank's prime rate to LIBOR plus 1% to 1 3/8% based on the ratio of outstanding debt to available borrowing base. Effective August 1, 1995, the scheduled semi-annual redetermination of the Company's borrowing base under its credit agreement was completed with the borrowing base set at $130.0 million. The borrowing base will be reduced to $125.0 million on November 30, 1995. As of November 1, 1995, approximately $8.0 million was available for borrowing. In October 1995, the Company borrowed $16.0 million under the Credit Agreement in order to purchase certain oil and gas properties for a total consideration of $17.1 million. The Company's current borrowing base was determined before the acquisition of the properties. These properties have not yet been evaluated by the banks to determine their incremental impact on the borrowing base.

CHANGES IN PRICES

     Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average oil price per Bbl during 1994 and at December 31, 1994, was $15.86 and $16.24, respectively. For the nine months ended September 30, 1995, the Company averaged $1.33 per barrel less (including an oil hedging price increase of $.08 per barrel) and $.08 per Mcf less for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On November 1, 1995, the NYMEX closing price for the near month for oil and natural gas was $17.74 per barrel and $1.85 per Mcf, respectively.

     In March 1995, the Company entered into a swap agreement covering 15,000 barrels of oil per month for April through September 1995 at a strike price of $19.02 per barrel. In addition, the Company granted the holder an option to extend this swap for an additional 18 months. The option to extend this swap was not exercised. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of September 30, 1995.

                                                               Weighted
                                                    Barrels    Average
                Periods Covered                     Hedged      Price
                ---------------                     --------   --------

         Three months ending December 31, 1995      210,000    $18.73
         Year ending December 31, 1996              740,000    $18.79
         Year ending December 31, 1997              375,000    $19.02


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

     Pursuant to the loan agreements with Diamond's former primary lender, Diamond entered into an agreement with a refining and marketing company to sell a fixed number of barrels attributable to its share of production of liquid hydrocarbons from certain formerly secured properties at a price of $15.25 per barrel. The remaining commitment under this agreement at September 30, 1995 was 173,000 barrels. Diamond also must meet certain production requirements set forth in the agreement.

                          PART II - OTHER INFORMATION

Item 5.         OTHER EVENTS
                ------------

            ANNOUNCEMENT OF EXECUTION OF DEFINITIVE MERGER AGREEMENT

     Coda Energy, Inc. ("Coda") has entered into a definitive merger agreement dated as of October 30, 1995 (the "Merger Agreement") by and among Coda, Joint Energy Development Investments Limited Partnership ("JEDI"), an affiliate of Enron Capital & Trade Resources Corp. ("ECT"), and Coda Acquisition, Inc. ("Purchaser"), a newly formed corporation and a subsidiary of JEDI, whereby JEDI will acquire in the merger (the "Merger") shares of common stock, par value $.02 per share, of Coda (the "Coda Common Stock") at a price of $8.00 per share in cash. The Merger Agreement has been approved by Coda's Board of Directors and its Special Committee of outside directors. Concurrently with the execution of the Merger Agreement, JEDI and Purchaser have entered into certain agreements with members of management of Coda providing for a continuing role of management in Coda after the acquisition. Coda expects to hold a special meeting of the stockholders, for the purpose of voting on the Merger, as soon as practical after the Securities and Exchange Commission has cleared the related proxy statement material for mailing. Coda anticipates that this special meeting will occur in late 1995 or early 1996.

JEDI AND PURCHASER

     JEDI is a Delaware limited partnership whose general partner is a subsidiary of ECT, which is a wholly-owned subsidiary of Enron Corp. The limited partner of JEDI is the California Public Employees' Retirement System. JEDI was created primarily to invest in a portfolio of diversified natural gas related assets. Purchaser is a Delaware corporation formed solely for the purpose of effecting the Merger and has not carried on any activities other than in connection with the Merger. Purchaser is a subsidiary of JEDI.

CERTAIN TERMS OF THE MERGER

     Principal Effects of the Merger. Purchaser will be merged with and into Coda, with Coda surviving the Merger (the "Surviving Corporation"). Pursuant to and subject to the terms and conditions of the Merger Agreement, at the Effective Time (as defined below), (i) all then-outstanding shares of Coda Common Stock (other than (A) shares of Coda Common Stock held by Purchaser, Coda or any Coda subsidiary, all of which will be canceled without payment of any consideration, and (B) shares of Coda Common Stock held by stockholders who perfect their appraisal rights under Section 262 of the Delaware General Corporation Law ("DGCL")) will be converted into the right to receive, in cash, $8.00 per share of Coda Common Stock, without interest, and (ii) all shares of Coda Common Stock underlying then-outstanding but unexercised options and warrants to purchase Coda Common Stock (other than the "Specified Options" and "Specified Warrants" held by certain members of the Management Group (as defined below)) will, at the election of the holder, be converted into the right to receive, in cash, either (A) the difference between (x) $8.00 per share of Coda Common Stock and (y) the exercise or strike price of the option or warrant, without interest or (B) $8.00 per share of Coda Common Stock, without interest, upon such holder's exercise (including payment of the applicable exercise or strike price) of his or her options.

     Effective Time. The effective time of the Merger will be the date and time when a properly executed certificate of merger, in such form as is required by and executed in accordance with the DGCL, is duly filed with the Secretary of State of the State of Delaware, or at such later time as the parties to the Merger Agreement designate in such filing as the effective time (the "Effective Time"). It is anticipated that, subject to the satisfaction or waiver, if permissible, of the conditions to consummation of the Merger set forth in the Merger Agreement, such filing will be made promptly after the Merger Agreement has been approved by Coda's stockholders.

     Conditions to the Merger. The respective obligations of Coda, JEDI and Purchaser to effect the Merger are subject to the satisfaction, or waiver if applicable, at or prior to the Effective Time, of various conditions, including, among other things, (i) the approval and adoption of the Merger Agreement and the Merger by the requisite vote of the holders of Coda Common Stock; (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "Hart-Scott-Rodino Act"); (iii) the absence of any law, rule, regulation, executive order, decree, injunction or other order (whether temporary, preliminary or permanent) that is then in effect and has the effect of making the Merger illegal or otherwise preventing or prohibiting consummation of the Merger; (iv) the confirmation by Coda at the time of the special meeting of Coda stockholders called for the purpose of approving and adopting the Merger Agreement that the written opinion of Coda's financial advisor to the effect that the Merger is fair, from a financial point of view, to the stockholders of Coda (except that such advice will not be provided to the members of Coda's management, consisting of Douglas H. Miller, Chairman of the Board and Chief Executive Officer of Coda, Jarl P. Johnson, Vice Chairman of the Board and President of Diamond Energy Operating Company, a subsidiary of Coda ("Diamond"), Grant W. Henderson, Executive Vice President, Chief Financial Officer and a director of Coda, and twelve other officers and employees of Coda and Diamond (collectively, the "Management Group"), who have agreed to participate in the equity ownership of the Surviving Corporation), has not been withdrawn; and (v) the absence of any pending action, proceeding or investigation brought by any person or entity before any governmental entity challenging, affecting or seeking material damages in connection with, the transactions contemplated by the Merger Agreement. Furthermore, each of Coda, on the one hand, and JEDI and Purchaser, on the other hand, have additional conditions to their respective obligations to consummate the Merger. Among the conditions to JEDI and Purchaser consummating the Merger are that (i) the sale of Taurus Energy Corp., a wholly owned subsidiary of Coda ("Taurus"), shall have been completed upon terms satisfactory to JEDI; (ii) certain members of Coda's management shall have not breached or anticipatorily breached certain employment and other agreements with Purchaser that are to become effective in conjunction with the consummation of the Merger and certain specified senior executives of Coda shall not have died or become disabled; and (iii) assuming the representations and warranties of Coda in the Merger Agreement were made without regard to any "materiality qualifications," the amount that would be required to be contributed to the Surviving Corporation at the Effective Time, so that the owners of the Surviving Corporation would be in the same economic position as they would have been if the representations and warranties, without regard to any materiality qualifications, had been true and correct in all respects, in the aggregate does not exceed $7.5 million.

     Regulatory Clearances. The Merger is subject to review by the Antitrust Division of the Department of Justice (the "Antitrust Division") and the Federal Trade Commission (the "FTC") pursuant to the Hart-Scott-Rodino Act.

     Termination; Expenses and Termination Fees. Under certain conditions, the Merger Agreement may be terminated at any time prior to the Effective Time, whether prior to or after approval of the Merger Agreement by the stockholders of Coda. In the event of the termination of the Merger Agreement, there will be no obligation or liability on the part of any party thereto, except for the payment of certain expenses and/or the Break-up Fee (as defined below) or as otherwise expressly provided for in the Merger Agreement; provided, however, that no termination pursuant to the termination provisions will relieve any party from liability for any breach of the Merger Agreement. Pursuant to the Merger Agreement, if the Merger Agreement is terminated by Purchaser for certain reasons, then Coda would be obligated to reimburse Purchaser for certain out-of-pocket expenses not to exceed $750,000. Additionally, if the Merger Agreement is terminated for certain reasons and if Coda were to consummate another acquisition transaction prior to October 30, 1996, that provides better value to Coda's stockholders than the Merger would have provided, then Coda would be obligated to pay Purchaser a fee (the "Break-up Fee") of $3.5 million. If the Merger Agreement is terminated by Coda due to a breach on the part of JEDI or Purchaser, JEDI is obligated to reimburse Coda for certain expenses not to exceed $750,000.

     Business of Coda. Coda has agreed that, during the period from the date of the Merger Agreement to the Effective Time, except as otherwise contemplated by the Merger Agreement or unless Purchaser otherwise consents in writing, Coda will conduct its operations in the ordinary course of business, consistent with past practices. In addition, unless Purchaser consents in writing or except as otherwise permitted pursuant to the Merger Agreement, prior to the Effective Time Coda is not permitted to engage in certain actions specified in the Merger Agreement.

     Obligations of JEDI and Purchaser. Each of JEDI and Purchaser has agreed to use its reasonable best efforts to refrain from taking any action that would, or reasonably might be expected to, result in any of its representations and warranties set forth in the Merger Agreement being or becoming untrue in any material respect as of the Effective Time, or in any of the conditions to the Merger not being satisfied, or (unless such action is required by applicable law) that would adversely affect the ability of JEDI or Purchaser to obtain any of the regulatory approvals required to consummate the Merger.

NO SOLICITATION OF OTHER BIDS

     Prior to the Effective Time, Coda has agreed not to, nor to permit any of its subsidiaries to, nor to authorize or permit any of its officers, directors or employees or any investment banker, financial advisor, attorney, accountant or other representative retained by it or any of its subsidiaries to, directly or indirectly, initiate, solicit, negotiate or encourage (including by way of furnishing information), or take any other action to facilitate or entertain, any inquiries or the making of any proposal that constitutes, or may be reasonably expected to lead to, any proposal or offer to acquire all or substantially all of the business of Coda and its subsidiaries, or all or substantially all of the capital stock of Coda; provided, however, that Coda may negotiate with a potential acquiror if (i) the potential acquiror has made a tender or exchange offer, or a proposal to Coda's Board of Directors to acquire Coda, (ii) Coda's Board of Directors believes, based in part upon advice of its financial advisor and after having an opportunity to discuss any such proposal with a potential acquiror, that such potential acquiror has the financial wherewithal to consummate such offer or transaction and such offer or transaction would yield a better value to Coda's stockholders than would the Merger and (iii) based upon the advice of counsel to Coda given to the Board of Directors, the Board of Directors determines in good faith that there is a significant risk that the failure to negotiate with the potential acquiror could constitute a breach of the Board's fiduciary duty to Coda's stockholders.

TAURUS DISPOSITION

     On August 23, 1995, Coda announced that it had received an offer to purchase substantially all of the assets of Taurus. On the same date Coda's Board of Directors authorized the Special Committee to reach a determination or recommendation, if any, with respect to the possible sale or restructuring of Coda's ownership of Taurus. The sale of Taurus on terms acceptable to JEDI is also a condition to the consummation of the Merger. Tommie Lohman is an officer and director of Taurus and a director of Coda. The Company understands that Mr. Lohman has been active in trying to find a buyer for Taurus in a transaction that would provide a continuing role for Taurus' management.

     During the period after execution of the Merger Agreement and prior to the Effective Time, Coda has agreed in the Merger Agreement to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to promptly negotiate a definitive agreement (the "Taurus Disposition Agreement") providing for the sale of Taurus, whether by merger, sale of all or substantially all of the assets of Taurus, sale of all of the capital stock of Taurus or otherwise (the "Taurus Disposition") as soon as reasonably practicable. Coda has agreed to deliver the final version of the Taurus Disposition Agreement to JEDI for review at least five business days prior to its execution. Coda has agreed to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate the Taurus Disposition if a Taurus Disposition Agreement that has been approved by JEDI is executed.

SOURCES AND AMOUNT OF FUNDS

     The total amount of funds required by JEDI and Purchaser to acquire all of the then-outstanding (except for shares of Coda Common Stock held by Purchaser) capital stock of Coda (including options and warrants to purchase Coda Common Stock, but excluding the Specified Options and the Specified Warrants), is estimated to be approximately $182.2 million. Coda will also need cash to pay the fees and expenses incurred or to be incurred by Coda associated with effecting the Merger, the financing thereof and with providing loans to certain members of management to purchase shares of capital stock of Purchaser, including an estimated $3.8 million in transaction fees expected to be paid to ECT Securities Corp., an affiliate of the general partner of JEDI. JEDI expects Purchaser to have available to it at the Effective Time approximately $190 million from (i) a $90 million equity investment to be made in Purchaser by JEDI prior to the Effective Time and (ii) proceeds of a $100 million loan to be made to Purchaser by JEDI prior to the Effective Time. The obligation of JEDI and Purchaser to consummate the Merger under the Merger Agreement is not subject to a condition that any financing be available to JEDI or Purchaser.

INTERESTS OF CERTAIN PERSONS IN THE MERGER

     Four of Coda's ten directors, Douglas H. Miller, Chairman of the Board and Chief Executive Officer, Jarl P. Johnson, Vice Chairman and President of Diamond, Grant W. Henderson, Executive Vice President and Chief Financial Officer, and Tommie E. Lohman, President of Taurus, abstained from voting on the Merger Agreement and related resolutions because of their interests in the transactions. Messrs. Miller, Johnson and Henderson have entered into written agreements with Purchaser pursuant to which, effective at the Effective Time, they will be employed by the Surviving Corporation and will acquire equity interests in the Surviving Corporation. Certain members of Coda's management have also entered into written agreements with Purchaser concerning their employment with and/or equity participation in the Surviving Corporation. Immediately following closing of the Merger, management will hold an aggregate of approximately 1.5% of the Surviving Corporation's common stock (approximately 5% on a fully diluted basis, including options granted to such persons).

     As of November 1, 1995, Coda's directors and executive officers, and their affiliates, held an aggregate of 2,388,328 shares of Coda Common Stock, representing approximately 10.8% of the outstanding shares of Coda Common Stock at that date. Coda expects that its directors and officers will vote their shares of Coda Common Stock in favor of the Merger Agreement.

     These agreements will terminate automatically if the Merger Agreement is terminated. The agreements are summarized below:

     Subscription Agreement. The Purchaser has entered into a Subscription Agreement dated as of October 30, 1995, with each member of the Management Group (the "Subscription Agreement") which provides for the acquisition by such persons of Purchaser common stock and the grant to them of nonqualified stock options to purchase shares of Surviving Corporation common stock (the "Replacement Options"). Under the Subscription Agreement, each member of the Management Group who is acquiring Purchaser common stock is paying $100 per share for shares of Purchaser common stock, which is the same price per share being paid by JEDI for the remaining shares of Purchaser. Under the Subscription Agreement, the Management Group will acquire Purchaser common stock immediately prior to the Effective Time in exchange for varying combinations of (i) proceeds from limited recourse promissory notes payable to the Purchaser (the "Notes"),
(ii) Coda common stock, which is valued for this purpose at $8.00 per share and
(iii) cash. The Purchaser common stock so acquired will not have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and will not have the benefit of any registration rights, but will be subject to the Stockholders Agreement described below. See "-- Stockholders Agreement." By virtue of the Merger, each share of Purchaser common stock will be converted into one share of Surviving Corporation common stock.

     The Subscription Agreement provides that the Specified Options (representing certain Coda stock options held by certain members of the Management Group) and Specified Warrants (representing warrants to purchase Coda common stock held by certain members of the Management Group) will not be exercised prior to the Effective Time and shall, as of the Effective Time, be canceled without exercise and without payment of consideration. Concurrently, the Management Group will enter into Nonstatutory Stock Option Agreements governing the Replacement Options providing for the right for a period of 10 years from and after the Effective Time to purchase shares of Surviving Corporation common stock for $.01 per share. However, the Replacement Options may only be exercised while the holder remains an employee of the Surviving Corporation and for a limited period of time thereafter. The number of shares of Surviving Corporation common stock underlying the Replacement Options each member of the Management Group receives is based on the amount of cash the holder would have received if his Specified Options or Specified Warrants had been converted into cash in the Merger on the same basis as other outstanding options and warrants to purchase Coda common stock were converted, divided by the $100 per share purchase price paid by JEDI and the other Management Group members for their common stock of Purchaser. Thus, if the Replacement Options are exercised, the holders will have effectively paid the same purchase price per share as JEDI and the Management Group paid for their shares of common stock of the Surviving Corporation.

     The Notes will be due on the fifth anniversary of the Effective Time, will bear interest at the mid-term applicable federal rate (annual compounding) for the month in which the Effective Time occurs (6.11% for November 1995), will be secured by the Surviving Corporation common stock purchased with the proceeds thereof and certain rights of the maker under the Stockholders Agreement described below, and will provide that in no event will an individual maker's liability thereunder for any deficiency on his respective Note (after the sale and disposition of all collateral securing same) exceed 35% of the original principal balance of the Note.

     Stockholders Agreement. The Purchaser, JEDI and the Management Group have entered into a Stockholders Agreement dated as of October 30, 1995 (the "Stockholders Agreement"), which provides generally that all parties, including JEDI and the Management Group, (i) have rights of first refusal to acquire additional shares of Surviving Corporation common stock that may be issued by the Surviving Corporation and (ii) are restricted from transferring their Surviving Corporation common stock. The Surviving Corporation has a right to match any third party offer to purchase shares of Surviving Corporation common stock from any stockholder, and, in the event that the Surviving Corporation does not purchase those shares, the other stockholders may have a right to include a pro rata portion of their Surviving Corporation common stock in the transaction. The Stockholders Agreement provides that, if the employment of a member of the Management Group terminates for any reason (including death or disability) other than his voluntary termination (except upon retirement at age 65 or older or the expiration of the term of any employment agreement he has with the Surviving Corporation) or his termination by the Surviving Corporation for cause, then the Surviving Corporation shall have a right to purchase such member's shares of Surviving Corporation common stock at a purchase price to be determined from time to time by the Surviving Corporation pursuant to a formula that values the shares on the basis of a comparison of the discretionary cash flow and EBITDA (as defined therein) of the Surviving Corporation and a group of peer companies. The Stockholders Agreement also provides that, if the employment of a member of the Management Group terminates for any reason other than voluntary termination or termination of such member for cause, then such member shall have the right to require the Surviving Corporation to purchase such member's shares of Surviving Corporation common stock based on the previously described formula. The purchase price under the formula will vary depending on the financial performance of the Surviving Corporation and the group of peer companies. The Stockholders Agreement provides that each member of the Management Group shall have the right (the "Special Management Rights") to receive from JEDI, upon the occurrence of certain events (generally an initial public offering, a business combination with another person or the liquidation of the Surviving Corporation) (each, a "Trigger Event"), an amount, which is payable in cash or additional shares of Surviving Corporation common stock depending upon the cause of the Trigger Event, designed to result in the Management Group receiving in connection with the Trigger Event one-third of the proceeds, attributable to the shares of Surviving Corporation common stock purchased by JEDI, above the amount of proceeds necessary for JEDI to achieve an internal annual rate of return on that investment of 15%. The individual member's interest in such Special Management Rights is proportional to such member's ownership of the fully diluted common stock of the Surviving Corporation, as reflected in the table above. The Stockholders Agreement also provides that if the employment of a member of the Management Group terminates, then his Special Management Rights shall terminate and, if the termination is other than a voluntary termination or a termination for cause, he may be entitled to receive an amount based on the discretionary cash flow and EBITDA formula discussed above. The Stockholders Agreement further provides that, after the Effective Time, the Surviving Corporation will establish an employee benefit plan for the benefit of its employees who are not members of the Management Group and will contribute to the plan 2,000 shares of Surviving Corporation common stock, and pursuant to the Stockholders Agreement 4% of the Special Management Rights will be allocated thereto.

     The Stockholders Agreement will terminate and no party thereto will have any further obligations or rights thereunder upon the earliest to occur of (i) the termination of the Merger Agreement in accordance with its terms, (ii) October 30, 2005, (iii) the date on which an initial public offering of Surviving Corporation common stock is consummated or of any business transaction involving the Surviving Corporation whereby Surviving Corporation common stock becomes a publicly traded security, (iv) the date of the dissolution, liquidation or winding-up of the Surviving Corporation and (v) the date of the delivery to the Surviving Corporation of a written termination notice executed by certain parties to the Stockholders Agreement.

     Business Opportunity Agreement. ECT, the Purchaser, JEDI and the Management Group have also entered into a Business Opportunity Agreement (the "Business Opportunity Agreement") that is intended to make it clear that Enron and its affiliates have no duty to make business opportunities available to the Surviving Corporation in most circumstances. The Business Opportunity Agreement also provides that ECT and its affiliates may pursue certain business opportunities to the exclusion of the Surviving Corporation. The Business Opportunity Agreement may limit the business opportunities available to the Surviving Corporation and the opportunity of the Management Group to earn incentive compensation under the Stockholders Agreement or otherwise. In addition, there may be circumstances in which the Surviving Corporation will offer business opportunities to certain affiliates of Enron. If an Enron affiliate is offered such an opportunity and decides to pursue it, the Surviving Corporation may be unable to pursue it.

     Employment Agreements. Messrs. Miller, Johnson, Henderson, Randell A. Bodenhamer, J. William Freeman and J.W. Spencer, III, have entered into employment agreements (the "Employment Agreements") with the Purchaser to become effective at the Effective Time. The Employment Agreements are for a period of five years from the Effective Time (three years in the case of Messrs. Johnson and Spencer) and provide for the payment of base salaries, together with other benefits generally available to employees of the Surviving Corporation. Each of these persons would receive his salary for the remaining term of his Employment Agreement if the Surviving Corporation were to terminate his Employment Agreement other than for cause. The Employment Agreements provide that the employees agree not to compete with the Surviving Corporation for a period of six months after their voluntary termination or termination for cause; in the case of Mr. Miller, the covenant not to compete is for a period of two years, except that the noncompetition period is one year in the event of incapacity, involuntary termination other than for cause or his resignation due to a breach by Surviving Corporation of Mr. Miller's Employment Agreement.

OPERATION AND MANAGEMENT OF SURVIVING CORPORATION AFTER THE MERGER

     Following the Merger, JEDI and the Management Group will own approximately 98.5% and 1.5%, respectively, of the outstanding shares of Surviving Corporation Common Stock (approximately 95% and 5%, respectively, on a fully diluted basis, including options granted to the Management Group). Coda is expected to continue to manage and operate its business and properties substantially as before the Merger and is expected to maintain its current offices.

     The Bylaws of the Surviving Corporation will provide that the Chairman of the Board and the Vice Chairman of the Board of the Surviving Corporation will be directors. As such, Douglas H. Miller, as Chairman of the Board of the Surviving Corporation, and Jarl P. Johnson, as Vice Chairman of the Board of the Surviving Corporation, will be directors of the Surviving Corporation. The other five members of the Board of Directors will be elected by the stockholders of the Surviving Corporation. JEDI anticipates that Grant W. Henderson will also be elected to one of the other five positions on the Board of Directors of the Surviving Corporation. In addition, the respective executive officers of Coda, with the exception of T.W. Eubank, Coda's President and Chief Operating Officer, will continue as executive officers of Surviving Corporation. Grant W. Henderson will assume the additional title of President and Jarl P. Johnson will assume the additional title of Chief Operating Officer.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

 (A)      Exhibits

   2.1 Agreement and Plan of Merger, dated as of October 30, 1995 among Joint Energy Development Investments Limited Partnership, a Delaware limited partnership ("JEDI") and an affiliate of Enron Capital and Trade Resources Corp., a Delaware corporation, Coda Acquisition, Inc., a newly found Delaware corporation and a subsidiary of JEDI and the Company filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 1995 and incorporated herein by reference.

   2.2* Agreement of the Company to provide schedules to the Agreement and Plan of Merger (Exhibit 2.1) omitted pursuant to Item 6.01(b)(2) of Regulation S-K..

   10.1* List of directors and executive officers that have entered into Indemnification Agreements with the Company, the form of which was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   11.*   Computation of per share data.

   27.*   Financial data schedule
-------------
          * Filed herewith


 (B)      Reports on Form 8-K

          Current Report on Form 8-K dated April 26, 1995.
          Item 5.   Other Events     Coda announces possible acquisition
                                     proposal.
          Item 7.   Financial statement and Exhibits.
                    Exhibit 99.1     Coda Energy Inc.-Press Release dated
                                     April 26, 1995.

          Current Report on Form 8-K dated May 2, 1995.
          Item 5.   Other Events     Coda releases results of First Quarter.
          Item 7.   Financial Statements and Exhibits.
                    Exhibit 99.1     Coda Energy, Inc. - Press Release dated
                                     May 2, 1995.

          Current Report on Form 8-K dated May 17, 1995.
          Item 5.   Other Events     Coda announces acquisition activity.
          Item 7.   Financial Statements and Exhibits.
                    Exhibit 99.1     Coda Energy, Inc.-Press Release dated
                                     May 17, 1995.

          Current Report on Form 8-K dated August 24, 1995.
          Item 5.   Other Events     Proposed Buyout.
                    Receipt of Offer to Purchase Subsidiary
          Item 7.   Financial Statements and Exhibits:
                    Exhibit 99.1     Coda Energy, Inc. Press Release dated
                                     August 24, 1995 entitled "Coda Announces
                                     Proposed Buyout"
                    Exhibit 99.2     Coda Energy, Inc. Press Release dated
                                     August 24, 1995 entitled "Coda Announces
                                     Receipt of Offer to Purchase Subsidiary"

          Current Report on Form 8-K dated October 30, 1995.
          Item 5.  Other Events      Announcement of Execution of Definitive
                                     Merger Agreement
          Item 7.  Financial Statements and Exhibits:
                   Exhibit 99.1      Coda Energy, Inc. Press Release dated
                                     October 31, 1995.
                   Exhibit 99.2      Agreement and Plan of Merger by and among
                                     Coda Energy, Inc., Joint Energy Development
                                     Investments Limited Partnership and Coda
                                     Acquisition, Inc. dated as of October 30,
                                     1995.
                   Exhibit 99.3      Stockholders Agreement dated October 30,
                                     1995.
                   Exhibit 99.4      Subscription Agreement among Coda
                                     Acquisition, Inc. and The Management
                                     Investors dated October 30, 1995.
                   Exhibit 99.5      Business Opportunity Agreement dated as of
                                     October 30, 1995.
                   Exhibit 99.6      Executive Employment Agreement between Coda
                                     Acquisition, Inc. and Randell A.
                                     Bodenhamer.
                   Exhibit 99.7      Executive Employment Agreement between Coda
                                     Acquisition, Inc. and J. William Freeman.
                   Exhibit 99.8      Executive Employment Agreement between Coda
                                     Acquisition, Inc. and Grant W. Henderson.
                   Exhibit 99.9      Executive Employment Agreement between Coda
                                     Acquisition, Inc. and Jarl P. Johnson.
                   Exhibit 99.10     Executive Employment Agreement between Coda
                                     Acquisition, Inc. and Douglas H. Miller.

                   Exhibit 99.11 Executive Employment Agreement between Coda Acquisition, Inc. and J.W. Spencer, III.
                   Exhibit 99.12 Agreement of Coda to provide schedules to Stockholders Agreement (Exhibit 99.3) and Subscription Agreement (Exhibit 99.4).



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

                                    CODA ENERGY, INC.
                                    (Registrant)



                                    By:  \s\ Grant W. Henderson
                                       ---------------------------------------
                                         Grant W. Henderson
                                         Executive Vice President and
                                         Chief Financial Officer

Date:  November 10, 1995

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit No.  Description of Exhibit                                    Page No.
-----------  ----------------------                                   ----------

  2.2* Agreement of Coda to provide schedules to the Agreement and Plan of Merger filed herein as Exhibit 2.1.

 10.1* List of directors and officers, that have entered into Indemnification
           Agreements with the company

 11.*      Computation of per share data.

 27.*      Financial Data Schedule


-------------
 * Filed herewith