Form 10-Q
period 1996-06-30
CODA ENERGY INC
filed 1996-08-14
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended JUNE 30, 1996

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

 Common Stock, $.01 Par Value                 913,611 Shares
                                      Outstanding at August 1, 1996

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                 (in thousands)

                                           Pre-Merger        Post Merger
                                          ------------       -----------
                                                               June 30,
                                          December 31,           1996
                                             1995            (Unaudited)
                                          ------------       -----------
Current Assets:
 Cash and cash equivalents                   $  4,604         $  8,113
 Accounts receivable-revenue                   10,598           10,425
 Accounts receivable-joint interest and other   2,463            2,087
 Other current assets                           2,206            1,463
                                             --------         --------
                                               19,871           22,088
                                             --------         --------
Amounts due from stockholders                      81              ---
                                             --------         --------

Oil and gas properties
  (full cost accounting method):
 Proved oil and gas properties                226,650          248,729
 Unproved oil and gas properties                  ---            1,000
   Less accumulated depletion,
    depreciation and amortization              56,042            9,112
                                             --------         --------
                                              170,608          240,617
                                             --------         --------

Gas plants and gathering systems               38,068           33,771
 Less accumulated depreciation                  4,082              987
                                             --------         --------
                                               33,986           32,784
                                             --------         --------
Other properties, net                           2,142            4,148
                                             --------         --------
Other assets                                    2,376            3,956
                                             --------         --------
                                             $229,064         $303,593
                                             ========         ========

                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                    (in thousands, except per share amounts)

                                                 Pre Merger    Post Merger
                                                 ------------   ------------
                                                                  June 30,
                                                 December 31,       1996
                                                     1995        (Unaudited)
                                                 ------------   ------------

Current liabilities:
 Current maturities of long-term debt and
  notes payable                                    $    453     $    120
 Accounts payable - trade                             7,252        7,932
 Accounts payable - revenue and other                 3,394        3,788
 Accrued interest                                       342        3,504
 Income taxes payable                                   128          229
                                                   --------     --------
                                                     11,569       15,573
                                                   --------     --------

Long-term debt - less current maturities            123,907       74,536
                                                   --------     --------
10 1/2% Senior Subordinated Notes                       ---      110,000
                                                   --------     --------
Deferred income taxes                                14,400       42,050
                                                   --------     --------
Commitments and contingent liabilities

15% cumulative redeemable preferred stock,
 40 shares of $.01 par value authorized;
 20 shares issued and outstanding at
 June 30, 1996                                          ---       20,000
                                                   --------     --------
Common stockholders' equity of management,
 subject to put and call rights                         ---        4,560
 Less related notes receivable                          ---         (937)
                                                   --------     --------
                                                        ---        3,623
                                                   --------     --------

Other common stockholders' equity:
 Common stock                                           442            9
 Additional paid-in capital                          68,671       89,991
 Retained earnings (deficit)                         10,075      (52,189)
                                                   --------     --------
                                                     79,188       37,811
                                                   --------     --------
                                                   $229,064     $303,593
                                                   ========     ========


         See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)

                                         Pre Merger              Post Merger
                               ----------------------------  ------------------
                                Three      Six     47 Days    Three              Pro Forma
                                Months    Months    Ended     Months  132 Days   Six Months
                                Ended     Ended    February    Ended    Ended      Ended
                               June 30,  June 30,     16,    June 30,  June 30,   June 30,
                                 1995      1995      1996      1996      1996       1996
                               --------  --------  --------  -------  ---------  ----------
Revenues:
  Oil and gas sales            $15,596   $30,544   $ 8,079   $19,439  $ 28,403   $36,482
  Gas gathering and
   processing                    9,109    17,013     5,322    10,539    15,338    20,660
  Other income                     309       496       168       467       668       836
                               -------   -------   -------   -------  --------   -------
                                25,014    48,053    13,569    30,445    44,409    57,978
                               -------   -------   -------   -------  --------   -------
Costs and expenses:
  Oil and gas production         6,817    13,380     3,607     8,216    12,101    15,708
  Gas gathering and
   processing                    7,555    14,285     4,567     8,740    12,628    17,195
  Depletion, depreciation and
   amortization                  4,974     9,844     2,583     7,012    10,510    13,909
  General and administrative       756     1,463       320       524       876     1,196
  Interest                       2,136     4,204     1,102     4,313     6,400     8,613
  Stock option compensation        ---       ---     3,199       ---       ---       ---
  Writedown of oil and gas
   properties                      ---       ---       ---       ---    83,305       ---
                               -------   -------   -------   -------  --------   -------
                                22,238    43,176    15,378    28,805   125,820    56,621
                               -------   -------   -------   -------  --------   -------
Income (loss) before
   income taxes                  2,776     4,877    (1,809)    1,640   (81,411)    1,357

Income tax expense (benefit)       962     1,758      (511)      693   (29,222)      690
                               -------   -------   -------   -------  --------   -------
Net income (loss)                1,814     3,119    (1,298)      947   (52,189)      667

Preferred stock dividend
 requirements                      ---       ---       ---       745     1,106     1,500
                               -------   -------   -------   -------  --------   -------
Net income (loss) available
 for common stockholders'      $ 1,814   $ 3,119   $(1,298)  $   202  $(53,295)  $  (833)
                               =======   =======   =======   =======  ========   =======

                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                                      Post
                                                                              Pre Merger             Merger
                                                                    ----------------------------   ----------
                                                                    Six Months        47 Days       132 Days
                                                                      Ended            Ended       Ended June
                                                                     June 30,       February 16,      30,
                                                                        1995           1996          1996
                                                                    ----------      ------------   ----------
Cash flows from operating activities:
   Net income (loss)                                                 $  3,119         $(1,298)     $ (52,189)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depletion, depreciation and amortization                           9,844           2,583         10,510
     Writedown of oil and gas properties                                  ---             ---         83,305
     Deferred income tax expense (benefit)                              1,546            (511)       (29,443)
     Stock option compensation                                            ---           3,199            ---
     Other                                                                299               6           (107)
     Effect of changes in:
        Accounts receivable                                            (1,996)          3,386         (2,837)
        Other current assets                                               24             (63)           273
        Accounts payable and other current liabilities                   (545)         (4,166)         7,468
                                                                     --------         -------      ---------
              Net cash provided by operating activities                12,291           3,136         16,980
                                                                     --------         -------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                                (14,772)         (1,717)        (4,525)
   Proceeds from sale of assets                                         1,817             110            623
   Purchase of Coda by JEDI, net of $740 cash acquired                    ---             ---       (179,373)
   Gas plant and gathering systems and other property additions        (8,005)           (114)          (176)
   Investment in marketable equity securities                            (573)            ---            ---
   Payments received on amounts due from stockholders                   1,244             130            124
   Other                                                                   35             ---            ---
                                                                     --------         -------      ---------
             Net cash used by investing activities                    (20,254)         (1,591)      (183,327)
                                                                     --------         -------      ---------

Cash flows from financing activities:
   Proceeds from bank borrowings                                       14,400             ---            ---
   Proceeds from issuance of subordinated debt                            ---             ---        210,000
   Proceeds from issuances of common and preferred stock                  ---             ---        110,026
   Repayment of bank borrowings and subordinated debt                  (6,491)         (5,019)      (144,850)
   Proceeds from exercise of options and warrants                         619             ---            ---
   Repurchases of common stock                                         (2,125)            ---            ---
   Financing costs                                                        ---            (390)          (716)
                                                                     --------         -------      ---------
            Net cash provided (used) by financing activities            6,403          (5,409)       174,460
                                                                     --------         -------      ---------

Increase (decrease) in cash                                            (1,560)         (3,864)         8,113
Cash at beginning of period                                             6,474           4,604            ---
                                                                     --------         -------      ---------
Cash at end of period                                                $  4,914         $   740      $   8,113
                                                                     ========         =======      =========
Supplemental cash flow information:
       Interest paid                                                 $  4,855         $ 1,544      $   2,863
                                                                     ========         =======      =========
       Income taxes paid                                             $    500         $   ---      $     120
                                                                     ========         =======      =========

                See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                           15% Cumulative        Common Stockholders'
                                              Redeemable           Equity of Management,                  Other Common
                                           Preferred Stock  Subject to Put and Call Rights             Stockholders' Equity
                                           ---------------  --------------------------------------   ----------------------------

                                                                                                            Additional   Retained
                                                                                 Notes                Par     Paid-in    Earnings
                                           Shares  Amount   Shares   Amount    Receivable   Shares   Value    Capital    (Deficit)
                                           ------  ------   ------   ------    ----------   ------   -----  ----------   ---------

Pre Merger:                                                                                                              $ 10,075
 Balances at December 31, 1995                                                              22,089   $442     $68,671

 Stock option compensation                                                                                      3,199

 Net loss for the period January 1, 1996
   through February 16, 1996                                                                                               (1,298)
                                           ------  -------  ------   ------      -----      ------    ----    -------    --------
Balances at February 16, 1996                  --       --      --       --         --      22,089    $442    $71,870    $  8,777
                                           ======  =======  ======   ======      =====      ======    ====    =======    ========

Post Merger:
 Transactions related to the merger:
   Common stock issued to management
    investors in exchange for common
    stock, options, warrants, notes
    receivable and cash                                         14   $4,560      ($937)
   Common stock issued to JEDI for cash                                                        900    $  9     $89,991
   Preferred stock issued to JEDI for
    cash                                       20  $20,000
 Net loss for the period from February
  17, 1996 through June 30, 1996                                                                                         ($52,189)
                                           ------  -------  ------   ------      -----     ------    ----     -------    --------
                                               20  $20,000      14   $4,560      ($937)       900    $  9     $89,991    ($52,189)
Balances at June 30, 1996                  ======  =======  ======   ======      =====     ======    ====     =======    ========

                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

1.   THE MERGER

  On February 16, 1996, pursuant to an Agreement and Plan of Merger dated as of October 30, 1995 (as amended, the "Merger Agreement"), by and among Coda Energy, Inc. ("Coda" or together with its subsidiaries the "Company"), Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT"), and Coda Acquisition, Inc. ("CAI"), which was a subsidiary of JEDI, JEDI acquired Coda through a merger (the "Merger") at a price of $7.75 per share in cash (for an aggregate purchase price of approximately $176.2 million). Concurrently with the execution of the Merger Agreement, JEDI and CAI entered into certain agreements with members of the Company's management (the "Management Group"), providing for a continuing role of management in the Company after the Merger. Following consummation of the Merger, the Management Group owns approximately 5% of Coda's common stock on a fully-diluted basis. JEDI owns the remaining 95%.

  The sources and uses of funds related to financing the Merger were as follows:

                                SOURCES OF FUNDS
                                 (in millions)

Credit Agreement                                                     $ 95.0
JEDI Debt(l)                                                          100.0
Redeemable Preferred Stock issued to JEDI                              20.0
Common Stock issued to JEDI                                            90.0
                                                                     ------
     Total                                                           $305.0
                                                                     ======

                                 USES OF FUNDS
                                 (in millions)

Payments to Coda stockholders, warrantholders and optionholders      $176.2
Repayment of former credit facility and other indebtedness            122.7
Merger costs and other expenses                                         6.1
                                                                     ------
     Total                                                           $305.0
                                                                     ======

(1) Represents indebtedness incurred by CAI and assumed by Coda to fund a portion of the consideration paid in the Merger.

  The Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring Coda has been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Merger reflect a new basis of accounting and are not comparable to prior periods.

  The allocation of JEDI's purchase price to the assets and liabilities of Coda resulted in a significant increase in the carrying value of the Company's oil and gas properties. Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows (after tax) from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the allocation of JEDI's purchase price and estimated proved reserves and product prices in effect at the date of the Merger, the purchase price allocated to oil and gas properties would be in excess of the cost center ceiling by approximately $83.3 million ($53.3 million net of related deferred taxes). The resulting writedown is a non-cash charge and has been included in the results of operations for the 132 days ended June 30, 1996.

2.  ACCOUNTING AND REPORTING POLICIES

  The consolidated financial statements include the accounts of Coda Energy, Inc., its majority-owned subsidiaries and its pro rata share of the assets, liabilities and operations of oil and gas partnerships and joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

  The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the periods ended June 30, 1995, February 16, 1996 and June 30, 1996. The results for the periods ended June 30, 1996, are not necessarily indicative of results for a full year.

  Fees from overhead charges billed to working interest owners, including the Company, of $2.7 million, $848,000 and $2.5 million for the periods ended June 30, 1995, February 16, 1996 and June 30, 1996, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

3.  PRO FORMA INFORMATION

  The pro forma statement of operations information was prepared as if the Merger and the sale of the Notes (Note 6) had occurred on January 1, 1996. The pro forma information does not purport to represent the results of operations which would have occurred had such transactions been consummated on January 1, 1996 or for any future period. The pro forma information was prepared by combining the two 1996 periods and giving effect to the following adjustments:

(i) To adjust depletion, depreciation, and amortization to reflect JEDI's purchase price allocated to property and equipment.
(ii) To adjust interest expense to give effect to the net reduction of approximately $37.0 million under the Company's credit facility and repayment of a note payable to an officer of the Company, partially offset by an increase in the interest rate on borrowings under the new credit facility of .25%.
(iii)  To record interest on the Notes at an interest rate of 10 1/2%.
(iv) To record amortization of the issuance cost of the Notes over the term such debt is expected to be outstanding (10 years) .
(v) To adjust the writedown of oil and gas properties and stock option compensation to eliminate these non-recurring charges related to the Merger.

(vi) To adjust the provision for income taxes for the change in financial taxable income resulting from the above adjustments.
(vii) To record the cumulative dividend requirements of the redeemable preferred stock issued to JEDI.

4.  CREDIT AGREEMENT

  On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (the "Credit Agreement"). The Credit Agreement is guaranteed by all of the Company's subsidiaries and provides for a revolving credit facility in an amount up to $250.0 million. The borrowing base is subject to redetermination: (i) semiannually, (ii) upon the sale of Taurus and
(iii) upon issuance of public subordinated debt in an amount greater than $100.0 million. The lenders under the Credit Agreement agreed to waive their right to redetermine the borrowing base with respect to the issuance of the Notes. The borrowing base was redetermined effective July 1, 1996 and remained at $115.0 million. At June 30, 1996, $74.0 million was outstanding under the Credit Agreement and $41.0 million was available for borrowing thereunder.

  The Credit Agreement is unsecured. The Company has provided the lenders with first lien deeds of trust on its oil and natural gas assets which will not become effective, and the lenders have agreed not to file, unless (i) 80% of any outstanding borrowings in excess of the borrowing base is not repaid within a 90 day period, (ii) cash collateral securing a hedge transaction exceeds 20% of the borrowing base or (iii) an event of default or a material adverse event, as defined in the Credit Agreement, occurs.

  So long as no default (as defined in the Credit Agreement) is continuing, the Company has the option of having all or any portion of the amount borrowed under the Credit Agreement be the subject of one of the following interest rates: (i) NationsBank's prime rate, (ii) the CD Rate plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base and (iii) LIBOR plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base. The Company must also pay a commitment fee of between 0.375% to 0.425% on the unused portion of the credit facility. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, restrictions on investments, a requirement to maintain positive working capital, and restrictions on dividends and stock repurchases. The Credit Agreement also contains requirements that JEDI or certain affiliates of JEDI must continue to own a majority of the outstanding equity of the Company and must have the ability to elect the majority of the Board of Directors and that certain members of management maintain specified levels of equity ownership in the Company and continue their employment with the Company. The Credit Agreement matures on February 16, 2001.

5.  LONG-TERM DEBT

  The Company's 12% Senior Subordinated Debentures due 2000 (the "Debentures") bear interest at 12% per annum, payable semiannually. On March 28, 1996, the Company gave notice of redemption, prior to maturity, to each of the record holders of the outstanding Debentures. On May 1, 1996, the Company deposited with the trustee of the Debentures funds sufficient to redeem the Debentures at a redemption price of 100.0% of the principal amount of the Debentures plus accrued and unpaid interest thereon, and thereafter interest on the Debentures ceased to accrue.

6.  10 1/2% SENIOR SUBORDINATED NOTES

  On March 18, 1996, the Company completed the sale of $110 million principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds of the Notes were used to fully repay the JEDI debt assumed in the Merger and to partially repay bank debt. The Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the Indenture governing the Notes) of Coda, and are senior in right of payment to all future subordinated debt of the Company. The claims of the holders of the Notes are subordinated to Senior Debt, which, as of June 30, 1996, was $74.7 million.

  The Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of Coda and its Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness and issue Disqualified Stock (as defined in the Indenture), pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu or subordinated indebtedness of Coda and engage in mergers and consolidations.

  The Notes are not redeemable at Coda's option prior to April 1, 2001. After April 1, 2001, the Notes will be subject to redemption at the option of Coda, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon to the applicable redemption date. In addition, until March 12, 1999, up to $27.5 million in aggregate principal amount of Notes are redeemable, at the option of Coda on any one or more occasions from the net proceeds of an offering of common equity of Coda, at a price of 110.5% of the aggregate principal amount of the Notes, together with accrued and unpaid interest thereon to the date of the redemption; provided, however, that at least $82.5 million in aggregate principal amount of Notes must remain outstanding immediately after the occurrence of such redemption; provided, further, that any such redemption shall occur within 75 days of the date of the closing of such offering of common equity.

  In the event of a Change of Control (as defined in the Indenture), holders of the Notes will have the right to require Coda to repurchase their Notes, in whole or in part, at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of repurchase. The Indenture requires that, prior to such a repurchase but in any event within 90 days of such Change of Control, Coda must either repay all Senior Debt or obtain any required consent to such repurchase.

  Coda's payment obligations under the Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by all of Coda's current subsidiaries and future Restricted Subsidiaries. Such guarantees are subordinated to the guarantees of Senior Debt issued by the Guarantors (as defined in the Indenture) under the Credit Agreement and to other guarantees of Senior Debt issued in the future. All of Coda's current subsidiaries are wholly owned. There are currently no restrictions on distributions from the Guarantors to Coda.

  Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined they are not material to investors. The combined condensed financial information of the Company's current subsidiaries, the Guarantors, is as follows:

                                                                       June 30,
                                                                         1996
                                                                       --------
Current assets                                                         $  5,783
Oil and gas properties, net                                              55,205
Gas plants and gathering systems, net                                    32,448
Other properties, net and other assets                                    1,427
                                                                       --------
   Total assets                                                        $ 94,863
                                                                       ========
Current liabilities
Intercompany payables                                                  $  6,588
Deferred income taxes                                                    43,455
Stockholder's equity                                                     16,460
                                                                         28,360
   Total liabilities and stockholder's equity                          --------
                                                                       $ 94,863
                                                                       ========

                                                       Pre Merger    Post Merger
                                                       ----------    -----------
                                                         47 Days       132 Days
                                                          Ended          Ended
                                                       February 16,    June 30,
                                                           1996          1996
                                                       ------------  -----------

Revenues:
   Oil and gas sales                                      $2,529       $ 10,257
   Gas gathering and processing                            5,322         15,338
   Other income                                                2            100
                                                          ------       --------
                                                           7,853         25,695
Costs and expenses:
   Oil and gas production                                    843          2,868
   Gas gathering and processing                            4,567         12,628
   Depletion, depreciation and amortization                1,039          4,152
   General and administrative                                435          1,401
   Interest                                                  460          1,216
   Writedown of oil and gas properties                       ---         19,159
                                                          ------       --------
                                                           7,344         41,424
                                                          ------       --------
Income (loss) before income taxes                            509        (15,729)
Income tax expense (benefit)                                 277         (5,607)
                                                          ------       --------
Net income (loss)                                         $  232       $(10,122)
                                                          ======       ========


7.  PREFERRED STOCK

  Under Coda's Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 40,000 shares of preferred stock, par value $0.01 per share. All 40,000 shares of preferred stock are designated as "15% Cumulative Preferred Stock." The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. There are currently 20,000 shares of Preferred Stock issued and outstanding. Shares of Preferred Stock in excess of such 20,000 shares shall be issuable only for the purpose of paying dividends on the Preferred Stock. As of June 30, 1996, the Preferred Stock had accumulated approximately $1.1 million in preferred dividends which had not been declared by the Board of Directors.

  As long as any shares of Preferred Stock are outstanding, no dividends whatsoever, whether paid in cash, stock or otherwise (except for dividends paid in shares of common stock, either in the form of a stock split or stock dividend), may be paid or declared, nor may any distribution be made, on any common stock to the holders of such stock, unless certain conditions are met.

  Coda's Restated Certificate of Incorporation requires that Coda redeem all the issued and outstanding shares of Preferred Stock at a redemption price of $1,000 per share, plus all accrued and unpaid dividends (including undeclared dividends) to the date of redemption, if Coda has sufficient funds legally available for such redemption and if such redemption would not violate or conflict with any loan agreement, credit agreement, note agreement, indenture or other agreement relating to indebtedness to which Coda is a party, on or before the fifth business day after the earliest to occur of the following: (i) the closing of the sale by Coda of Taurus Energy Corp. and (ii) a Trigger Event, as such term is defined in the Stockholders Agreement. The Preferred Stock may be redeemed by Coda at its option, as a whole or in part, to the extent Coda shall have funds legally available for such redemption, at any time or from time to time at a redemption price of $1,000 per share, plus all accrued and unpaid dividends (including undeclared dividends) to the date of redemption. Such redemption, whether required or optional, is restricted by the Credit Agreement and the Indenture.

  Upon the complete liquidation, dissolution, or winding up of Coda, whether voluntarily or involuntarily, the holders of Preferred Stock shall be entitled, after payment or provision for payment of the debts and other liabilities of Coda but before any distribution is made to the holders of any common stock, to be paid $1,000 per share plus all accrued and unpaid dividends (including undeclared dividends), and shall not be entitled to any further payment.

  Except as otherwise provided herein or required by law, the holders of shares of Preferred Stock are not be entitled to vote on any matters to be voted on by the stockholders of Coda; provided, however, that so long as any shares of the Preferred Stock are outstanding, Coda shall not, without the written consent or the affirmative vote of holders of at least a majority of the total number of shares of Preferred Stock then outstanding and voting as a class, (i) amend its Certificate of Incorporation or Bylaws or (ii) authorize the merger (whether or not Coda is a surviving corporation in such merger) of Coda, in each case, if such amendment or merger would alter, change or abolish the powers, preference or rights of the Preferred Stock so as to affect the holders of the Preferred Stock adversely.

8.  COMMON STOCK

  At December 31, 1995, the Company had 40.0 million shares of $.02 par value common stock authorized with 22.1 million shares issued and outstanding. At June 30, 1996, the Company had 1.0 million shares of $.01 par value common stock authorized with 14,000 shares issued to management subject to put and call rights and 900,000 issued to JEDI for a total of 914,000 shares issued and outstanding.

9.  RELATED PARTY TRANSACTIONS

    Subscription Agreement

  CAI entered into a Subscription Agreement dated as of October 30, 1995, as amended by Amendment No. 1 to Subscription Agreement dated as of January 10, 1996, with members of the Management Group (as amended, the "Subscription Agreement") which provided for the acquisition by such persons of CAI common stock and the grant to them of nonqualified stock options to purchase shares of post-Merger common stock (the "Replacement Options") of Coda. Under the Subscription Agreement, each member of the Management Group who acquired CAI common stock paid $100 per share for shares thereof, which is the same price per share paid by JEDI for the remaining shares of CAI common stock. Under the Subscription Agreement, the Management Group acquired CAI common stock immediately prior to the effective time of the Merger in exchange for varying combinations of (i) proceeds from limited recourse promissory notes payable to CAI in the aggregate principal amount of $937,300 (the "Promissory Notes"), (ii) Coda common stock, which was valued for this purpose at $7.75 per share, and
(iii) cash. The CAI common stock so acquired was not registered under the Securities Act or any state securities laws and does not have the benefit of any registration rights, but is subject to the Stockholders Agreement described below. By virtue of the Merger, each share of CAI common stock was converted into one share of Coda common stock.

  The Subscription Agreement provided that the Specified Options (representing certain options to purchase Common Stock held by certain members of the Management Group) and Specified Warrants (representing certain warrants to purchase Common Stock held by certain members of the Management Group) would not be exercised prior to the effective time of the Merger and would, as of the effective time, be canceled without exercise and without payment of consideration. Concurrently, the Management Group entered into Nonstatutory Stock Option Agreements governing the Replacement Options that provided for the right for a period of 10 years from and after the effective time of the Merger to purchase shares of post-Merger Coda common stock for $0.01 per share. However, the Replacement Options may only be exercised while the holder remains an employee of the Company and for a limited period of time thereafter. The number of shares of Coda common stock underlying the Replacement Options each member of the Management Group received is based on the amount of cash the holder would have received if his Specified Options or Specified Warrants had been converted into cash in the Merger on the same basis as other outstanding options and warrants to purchase Common Stock were converted, divided by the $100 per share purchase price paid by JEDI and the other Management Group members for their shares of CAI common stock. Thus, if the Replacement Options are exercised, the holders will have effectively paid the same purchase price per share as JEDI and the Management Group paid for their shares of common stock of Coda.

  In connection with the issuance of the Replacement Options, the Company recognized stock option compensation expense of approximately $3.2 million representing the total amount of cash the holders of the Specified Options and Specified Warrants would have received if such options and warrants had been converted to cash in the Merger.

    Stockholders Agreement

  CAI, JEDI and the Management Group entered into a Stockholders Agreement dated as of October 30, 1995, as amended by Amendment No. l to Stockholders Agreement dated as of January 10, 1996 (as amended, the "Stockholders Agreement"), which provides generally that all parties, including JEDI and the Management Group, (i) have rights of first refusal to acquire additional shares of common stock of Coda that may be issued by Coda and (ii) are restricted from transferring their Coda common stock. Coda has a right to match any third party offer to purchase shares of Coda common stock from any stockholder, and, in the event that Coda does not purchase those shares, the other stockholders may have a right to include a pro rata portion of their Coda common stock in the transaction. The Stockholders Agreement provides that, if the employment of a member of the Management Group terminates for any reason (including death or disability) other than his voluntary termination (except upon retirement at age 65 or older or the expiration of the term of any employment agreement he has with Coda) or his termination by Coda for cause, then Coda shall have a right to purchase such member's shares of Coda common stock at a purchase price to be determined from time to time by Coda pursuant to a formula that values the shares on the basis of a comparison of the discretionary cash flow and EBITDA (as defined therein) of the Company and a group of peer companies. The Stockholders Agreement also provides that, if the employment of a member of the Management Group terminates for any reason other than voluntary termination or termination of such member for cause, then such member shall have the right to require Coda to purchase such member's shares of Coda common stock based on the previously described formula. The purchase price under the formula will vary depending on the financial performance of the Company and the group of peer companies. The Stockholders Agreement provides that each member of the Management Group shall have the right (the "Special Management Rights") to receive from JEDI, upon the occurrence of certain events (generally an initial public offering, a business combination with another person or the liquidation of Coda) (each, a "Trigger Event"), an amount, which is payable in cash or additional shares of Coda common stock depending upon the cause of the Trigger Event, designed to result in the Management Group receiving in connection with the Trigger Event one-third of the proceeds, attributable to the shares of Coda common stock purchased by JEDI, above the amount of proceeds necessary for JEDI to achieve an internal annual rate of return on that investment of 15%. The individual member's interest in such Special Management Rights is proportional to such member's ownership of the fully diluted common stock of Coda. The Stockholders Agreement also provides that if the employment of a member of the Management Group terminates, his Special Management Rights shall terminate and, if the termination is other than a voluntary termination or a termination for cause, he may be entitled to receive an amount based on the discretionary cash flow and EBITDA formula discussed above. The Stockholders Agreement further provides that, after the effective time of the Merger, Coda will establish an employee benefit plan for the benefit of its employees who are not members of the Management Group and will contribute to the plan 1,900 shares of Coda common stock. Furthermore, pursuant to the Stockholders Agreement, 4% of the Special Management Rights will be allocated thereto.

  The Stockholders Agreement will terminate and no party thereto will have any further obligations or rights thereunder upon the earliest to occur of (i) the termination of the Merger Agreement in accordance with its terms, (ii) October 30, 2005, (iii) the date on which an initial public offering of Coda common stock or any business transaction involving Coda whereby Coda common stock becomes a publicly traded security is consummated, (iv) the date of the dissolution, liquidation or winding-up of Coda and (v) the date of the delivery to Coda of a written termination notice executed by certain parties to the Stockholders Agreement.

    Enron

  Enron Corp. ("Enron") is the parent of ECT and accordingly may be deemed to control indirectly both JEDI and the Company. Enron and certain of its subsidiaries and other affiliates collectively participate in nearly all phases of the oil and natural gas industry and are, therefore, competitors of the Company. In addition, ECT and JEDI have provided, and may in the future provide, and ECT Securities Corp. has assisted, and may in the future assist, in arranging, financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company. Because of these various conflicting interests, ECT, the Company, JEDI and the Management Group have entered into the Business Opportunity Agreement which is intended to make it clear that Enron and its affiliates have no duty to make business opportunities available to the Company in most circumstances. The Business Opportunity Agreement also provides that ECT and its affiliates may pursue certain business opportunities to the exclusion of the Company. The Business Opportunity Agreement may limit the business opportunities available to the Company. In addition, pursuant to the Business Opportunity Agreement there may be circumstances in which the Company will offer business opportunities to certain affiliates of Enron. If an Enron affiliate is offered such an opportunity and decides to pursue it, the Company may be unable to pursue it.

10.  HEDGING TRANSACTIONS

  The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of June 30, 1996.

                                                  Weighted
                                       Barrels    Average
           Periods Covered             Hedged      Price
           ---------------             -------    --------
Six months ending December 31, 1996    320,000    $18.86
Year ending December 31, 1997          375,000    $19.02

  As of June 30, 1996 the Company has open positions for sold call options covering 25,000 Bbls of oil per month at an option price of $18.30 per Bbl for July 1996 and August 1996, and at an option price of $20.00 per Bbl for the period from September 1996 to August 1997. During the periods ended February 16, 1996 and June 30, 1996 the Company's oil revenues were decreased by $14,000 and approximately $1.1 million, respectively, as a result of hedging transactions.

  On July 16, 1996, the Company entered into two swaps beginning January 1, 1997 covering 10,000 barrels per month and 15,000 barrels per month at a strike price of $19.41 and $19.00, respectively, which expire June 30, 1997 and December 31, 1997 respectively. In connection with these swaps, the Company granted the counterparty a one day option at the expiration of the swap to extend the swap for an additional twelve months. After considering these swaps, the Company has hedged a total of 615,000 barrels at an average price of $19.05 for the year ending December 31, 1997.

11.  SUBSEQUENT EVENT

  On August 13, 1996, Coda entered into a letter of intent with respect to the possible sale of all of the issued and outstanding capital stock of its wholly owned subsidiary, Taurus Energy Corp. ("Taurus"), to EXCO Resources, Inc. ("EXCO"), a publicly held Texas corporation. Taurus currently owns and operates three gas processing and liquids extraction facilities and approximately 700 miles of gas gathering systems, primarily located in west central Texas. It is anticipated that at closing Coda would receive $35.0 million cash and approximately 3.3 million shares of unregistered EXCO common stock. The transaction is subject to the negotiation of a definitive agreement and to certain anticipated conditions to closing, including (i) satisfactory completion of due diligence reviews by the parties, (ii) receipt by EXCO of net proceeds of not less than $25.0 million from the sale of EXCO common stock in an underwritten public offering, (iii) establishment by EXCO of a credit facility having an amount available for borrowing of not less than $10.0 million, (iv) receipt by Coda of any required waivers or approvals under its Indenture, and
(v) approval of the Boards of Directors of Coda and EXCO. If the transaction is consummated, Coda intends to use the proceeds to redeem its outstanding 15% cumulative preferred stock, including the payment of accumulated but unpaid dividends, and to partially repay bank debt. There can be no assurance that the transaction will be completed.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

  The Company is an independent energy company principally engaged in the acquisition and exploitation of producing oil and natural gas properties. The Company also owns and operates natural gas processing and liquids extraction facilities and natural gas gathering systems. Coda seeks to acquire properties whose predominant economic value is attributable to proved producing reserves and to enhance that value through control of operations, reduction of costs and development of properties.

  The Company's principal strategy is to increase oil and natural gas reserves and cash flow by selectively acquiring and exploiting producing oil and natural gas properties, especially those properties with enhanced recovery and other lower risk development potential. Coda's exploitation efforts include, where appropriate, the drilling of lower risk development wells, the initiation of secondary recovery projects, the renegotiation of marketing agreements and the reduction of drilling, completion and lifting costs. Cost savings may be principally achieved through reductions in field staff and the more effective utilization of field facilities and equipment by virtue of geographic concentration.

  The Company expects to continue its efforts to acquire additional oil and natural gas properties. Future acquisitions, if any, would necessitate, in most cases, borrowing additional funds under the Company's credit facility. The ability to borrow such funds is dependent upon the Company's borrowing base from time to time and the effect upon the borrowing base under the Credit Agreement.

  On February 16, 1996, pursuant to an Agreement and Plan of Merger dated as of October 30, 1995 (as amended, the "Merger Agreement"), by and among Coda, Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT"), and Coda Acquisition, Inc. ("CAI"), which was a subsidiary of JEDI, JEDI acquired Coda through a merger (the "Merger") at a price of $7.75 per share in cash (for an aggregate purchase price of approximately $176.2 million). The Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring Coda has been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Merger will reflect a new basis of accounting and are not comparable to prior periods.

RESULTS OF OPERATIONS

  The following table sets forth certain operating data regarding the production and sales volumes, average sales prices, and costs associated with the Company's oil and gas operations and gas gathering and processing operations for the periods indicated.

                                                 Pre Merger                        Post Merger
                                      ---------------------------------   -----------------------------------
                                       Three       Six                    Three                 Pro Forma
                                       Months     Months     47 Days      Months    132 Days    Six Months
                                        Ended      Ended      Ended       Ended       Ended       Ended
                                      June 30,   June 30,  February 16,  June 30,   June 30,     June 30,
                                        1995       1995       1996        1996       1996         1996
                                      ---------  --------  ------------  --------   --------    ----------


OIL AND GAS OPERATING DATA:
  Net production:
  Oil (MBbls)                               783     1,555        408         880      1,307         1,715
  Gas (MMcf)                              1,202     2,388        500         866      1,378         1,878

Average sales price:                    $ 17.63   $ 17.33     $17.57      $19.86     $19.54        $19.07
  Oil (per Bbl)                         $  1.50   $  1.51     $ 1.82      $ 2.27     $ 2.08         $2.01
  Gas (per Mcf)

Average production cost
 per BOE                                $  6.93   $  6.85     $ 7.33      $ 8.02     $ 7.87        $ 7.75

GAS GATHERING AND PROCESSING
 OPERATING DATA:
Sales:
  Gas sales (MMBTU)                       3,285     6,364      1,555       3,049      4,479         6,034
  Gas sales average price               $  1.57   $  1.53     $ 2.24      $ 2.26     $ 2.20        $ 2.21
  Natural gas liquids sales
   (Mgallons)                            13,445    26,013      5,868      11,375     16,862        22,730
  Natural gas liquids
   average price                        $ .2957   $ .2804    $ .3173     $ .3216    $ .3248       $ .3228

Costs and expenses (in thousands):
  Gas purchases                         $ 6,476   $12,388     $3,760     $ 7,994    $11,384       $15,444
  Plant operating expenses              $ 1,079   $ 1,897     $  506     $   965    $ 1,464       $ 1,970


     Comparison of the six months ended June 30, 1995 and 1996

          The unaudited pro forma combined information was prepared as if the Merger and the issuance of $110.0 million of 10 1/2% Senior Subordinated Note (the "Notes") had occurred on January 1, 1996. The unaudited pro forma information was prepared by combining the two 1996 periods and giving effect to adjustments affecting (i) depletion, depreciation and amortization, (ii) interest expense, (iii) income taxes and (iv) certain other costs resulting from the Merger as more fully outlined in the Notes to Consolidated Financial Statements. The comparisons below compare the unaudited pro forma combined information to historical information for 1995.

          Oil and gas sales for the six months ended June 30, 1996, increased 19% to approximately $36.5 million from approximately $30.5 million in the comparable period in 1995 primarily due to an 10% increase in oil production and an increase of $1.74 per barrel and $.50 per Mcf in the average sales price of oil and gas, respectively. The increase in production is a result of the acquisition of producing oil and gas properties in the fourth quarter of 1995, the Company's development drilling program and favorable responses from certain of the Company's waterflood units. This increase was partially offset by a 21% decrease in gas production due primarily to sales of properties and natural
production declines.   During the six months ended June 30, 1996, 90% of oil and
gas sales was attributable to oil production. Oil and gas prices remain unpredictable. See "- Changes in Prices and Hedging Activities" below.

          Gas gathering and processing revenues for the six months ended June 30, 1996 increased 21% to approximately $20.7 million from approximately $17.0 million in the comparable period in 1995 primarily due to a 44% and a 15% increase in the average sales price for natural gas and natural gas liquids, respectively. This increase was partially offset by a 13% decrease in natural gas liquids volumes due to reduced plant throughput volumes as a result of the termination of a gas purchase contract in January 1996.

          Oil and gas production expenses (including production taxes) for the six months ended June 30, 1996 increased 17% to approximately $15.7 million from approximately $13.4 million for the same period in 1995, reflecting the effects of the increased production from the properties acquired in 1995 and from new
wells drilled.         Oil and gas production expenses for the six months ended
June 30, 1996 were $7.75 per Boe and are expected to remain near this level for the remainder of the year.

          Gas gathering and processing expenses for the six months ended June 30, 1996 increased 20% to approximately $17.2 million from approximately $14.3 million in the comparable period in 1995 due primarily to an increase in the purchase price paid to producers. Gas gathering and processing purchases usually fluctuate in ratio with gas gathering and processing revenues.

          Pro forma depletion, depreciation and amortization expense for the six months ended June 30, 1996, increased 41% to approximately $13.9 million from approximately $9.8 million for the historical period in 1995 reflecting the increase in the carrying value of the Company's assets as a result of the Merger, the increase in oil production from acquisitions in 1995 and property development. Oil and gas depletion, depreciation and amortization expense increased from $4.35 per Boe for the six months ended June 30, 1995, to $5.94 per Boe on a pro forma basis for the six months ended June 30, 1996. The Company anticipates that the depletion, depreciation and amortization rate per Boe will be approximately $5.94 for 1996 absent significant additional acquisitions.

          General and administrative expenses for the six months ended June 30, 1996 decreased 18% to approximately $1.2 million from approximately $1.5 million in the comparable period in 1995. This is primarily due to increased overhead charges billed to working interest owners on the properties acquired in 1995, being partially offset by additional employees needed as a result of acquisitions of oil and gas properties. The Company expects base general and administrative expenses, net of overhead recoveries, to remain near this level, absent significant additional acquisitions.

          Pro forma interest expense for the six months ended June 30, 1996 increased 105% to approximately $8.6 million from approximately $4.2 million for the historical period in 1995, primarily due to increases in outstanding debt levels as a result of the Merger which reduced the Company's bank debt, but added $110.0 million of senior subordinated debt bearing interest at 10 1/2% . Also contributing to the increase were amounts borrowed during 1995 to fund development drilling and property acquisitions.

          The historical results of operations for the period ended February 16, 1996, include approximately $3.2 million of stock option compensation expense as a result of the replacement of certain outstanding options and warrants with new options subject to a lower exercise price. The historical results for the period ended June 30, 1996 include a writedown of oil and gas properties of approximately $83.3 million to the full cost pool ceiling based on product prices at the date of the Merger.

          Pro forma net income for the six months ended June 30, 1996, was approximately $667,000 compared to approximately $3.2 million for the historical period in 1995. This decrease resulted primarily from increases in depletion, depreciation and amortization and interest expense as a result of the Merger partially offset by an increase in oil production and higher oil and natural gas prices.

CHANGES IN PRICES AND HEDGING ACTIVITIES

          Annual average oil and natural gas prices have fluctuated
significantly over the past three years.   The Company's weighted average oil
price per Bbl during 1995 and at December 31, 1995, was $17.08 and $18.31, respectively. For the six months ended June 30, 1996, the Company averaged $1.53 per barrel less (including an oil hedging price decrease of $.65 per barrel) and $.40 per Mcf less for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On July 31, 1996, the NYMEX closing price for the near month for oil and natural gas was $20.42 per barrel and $2.16 per Mcf, respectively.

          Pursuant to the loan agreements with Diamond Energy Operating Company's ("Diamond", a subsidiary of Coda) former primary lender, Diamond entered into an agreement with a refining and marketing company to sell a fixed number of barrels attributable to its share of production of liquid hydrocarbons from certain formerly secured properties at a price of $15.25 per barrel. The effect of this contract was to lower the Company's 1995 and first six months of 1996 oil revenue by approximately $642,000 ($.41 per barrel) and $123,000 ($.07 per barrel), respectively. The commitment under this agreement was fulfilled during February 1996.

          In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company's operations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options, and swap agreements whenever market prices are in excess of the prices anticipated in the Company's operating budget and profit plan. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to exchange-traded contract or master swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for courterparties, periodic settlements and mark-to-market valuations. The Company has not historically been required to provide any significant amount of collateral in connection with its hedging activities. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of June 30, 1996.

                                                                 Weighted
                                                      Barrels    Average
           Periods Covered                            Hedged     Price
           ---------------                            --------   --------

Six months ending December 31, 1996                   320,000     $18.86
Year ending December 31, 1997                         375,000     $19.02

          As of June 30, 1996 the Company has open positions for sold call options covering 25,000 Bbls of oil per month at an option price of $18.30 per Bbl for July 1996 and August 1996, and at an option price of $20.00 per Bbl for the period from September 1996 to August 1997. In the event of a significant increase in the future NYMEX oil prices above the swap price for the periods covered by the swap, the Company may be required to utilize cash to fund margin
accounts.   During the six months ended June 30, 1995 the Company's oil revenues
were increased by $66,000 as a result of hedging transactions.   During the
periods ended February 16, 1996 and June 30, 1996 the Company's oil revenues were decreased by $14,000 and $1.1 million, respectively, as a result of hedging transactions.

          On July 16, 1996, the Company entered into two swaps beginning January 1, 1997 covering 10,000 barrels per month and 15,000 barrels per month at a strike price of $19.41 and $19.00, respectively, which expire June 30, 1997 and December 31, 1997 respectively. In connection with these swaps, the Company granted the counterparty a one day option at the expiration of the swap to extend the swap for an additional twelve months. After considering these swaps, the Company has hedged a total of 615,000 barrels at an average price of $19.05 for the year ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1996, the Company had cash and cash equivalents aggregating approximately $8.1 million and working capital of approximately $6.5
million.   Cash provided by operating activities for the six months ended June
30, 1996 increased to approximately $20.1 million compared to $12.3 million for the comparable period in 1995 due primarily to an increase in oil production and an oil price increase partially offset by an increase in interest expense. An increase in accrued interest accounts for $3.2 million of the increase. Excluding the impact of the Merger, cash flows used in investing activities decreased from $20.3 million for the six months ended June 30, 1995 to $5.5 million for the comparable period in 1996, as a result of a higher level of additions to property and equipment in 1995. Investing activities in 1996 also include the impact of the purchase of Coda by JEDI. Cash flows provided by financing activities increased to $169.1 million for the six months ended June 30, 1996 from $6.4 million for the comparable period in 1995, primarily due to financing transactions related to the Merger. See " --The Merger" below.

          The Company has two principal operating sources of cash: (i) net oil and gas sales from its oil and gas properties and (ii) net margins earned from gas gathering and processing operations. The Company expects to continue its efforts to acquire additional oil and gas properties. Future acquisitions, if any, would necessitate, in most cases, borrowing additional funds under the Credit Agreement. The ability to borrow such funds is dependent upon the Company's borrowing base from time to time and the effect upon the borrowing base of the properties to be acquired.

          The Company from time to time solicits bids for selected portions of its existing oil and natural gas properties which it believes are no longer suitable for its business strategy. Sales of properties in the past three years have not been material and no substantial sales of properties are currently under consideration.

          On August 13, 1996, Coda entered into a letter of intent with respect to the possible sale of all of the issued and outstanding capital stock of its wholly owned subsidiary, Taurus Energy Corp. ("Taurus"), to EXCO Resources, Inc. ("EXCO"), a publicly held Texas corporation. Taurus currently owns and operates three gas processing and liquids extraction facilities and approximately 700 miles of gas gathering systems, primarily located in west central Texas. It is anticipated that at closing Coda would receive $35.0 million cash and approximately 3.3 million shares of unregistered EXCO common stock. The transaction is subject to the negotiation of a definitive agreement and to certain anticipated conditions to closing, including (i) satisfactory completion of due diligence reviews by the parties, (ii) receipt by EXCO of net proceeds of not less than $25.0 million from the sale of EXCO common stock in an underwritten public offering, (iii) establishment by EXCO of a credit facility having an amount available for borrowing of not less than $10.0 million, (iv) receipt by Coda of any required waivers or approvals under its Indenture, and
(v) approval of the Boards of Directors of Coda and EXCO. If the transaction is consummated, Coda intends to use the proceeds to redeem its outstanding 15% cumulative preferred stock, including the payment of accumulated but unpaid dividends, and to partially repay bank debt. There can be no assurance that the transaction will be completed.

          The Company has development drilling programs designed for all its major operating areas. The Company has budgeted capital spending of approximately $18 million in 1996, excluding property acquisitions, but is not contractually committed to expend these funds. During the first six months of 1996, the Company incurred approximately $5.3 million of these costs. In addition, the Company is continuing to evaluate oil and natural gas properties for future acquisitions. Historically, the Company has used the public equity market (i) to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions and (ii) as a medium of exchange for other companies' capital stock or assets in connection with acquisitions. As a result of being 95% owned by JEDI (on a fully diluted basis), the Company does not expect to utilize the public equity market to finance acquisitions in the near term. Accordingly, any material expenditures in connection with acquisitions would require borrowing under the Company's credit facility or from other sources. There can be no assurance that such funds will be available to the Company. Furthermore, the Company's ability to borrow in the future is subject to restrictions imposed by the Company's credit facility and the Indenture as more fully described below.

     The Merger

          On February 16, 1996, the Company completed the Merger. The Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring Coda was allocated to the assets and liabilities acquired using estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Merger reflect a new basis of accounting and are not comparable to prior periods. Concurrently with the execution of the Merger Agreement, JEDI and CAI entered into certain agreements with the Management Group providing for a continuing role of management in the Company after the Merger. The sources and uses of funds related to financing the Merger were as follows:

                                SOURCES OF FUNDS
                                 (in millions)

Credit Agreement                                                     $ 95.0
JEDI Debt(l)                                                          100.0
Redeemable Preferred Stock issued to JEDI                              20.0
Common Stock issued to JEDI                                            90.0
                                                                     ------
    Total                                                            $305.0
                                                                     ======

                                 USES OF FUNDS
                                 (in millions)

Payments to Coda stockholders, warrantholders and optionholders      $176.2
Repayment of former credit facility and other indebtedness            122.7
Merger costs and other expenses                                         6.1
                                                                     ------
     Total                                                           $305.0
                                                                     ======

     (1) Represents indebtedness incurred by CAI and assumed by Coda to fund a portion of the consideration paid in the Merger.

   The Company incurred substantial indebtedness in connection with the Merger and is highly leveraged. As of June 30, 1996, the Company had total indebtedness of approximately $184.7 million and stockholders' equity (including Preferred Stock) of approximately $61.4 million. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the Credit Agreement will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on, its indebtedness, including the Notes. There can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make necessary capital expenditures. In addition, the Company anticipates that it is likely to find it necessary to refinance a portion of the principal amount of the Notes at or prior to their maturity. However, there can be no assurance that the Company will be able to obtain financing to complete a refinancing of the Notes.

 Credit Agreement

   On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (the "Credit Agreement"). The Credit Agreement is guaranteed by all of the Company's subsidiaries and provides for a revolving credit facility in an amount up to $250.0 million. The borrowing base is subject to redetermination: (i) semiannually, (ii) upon the sale of Taurus and
(iii) upon issuance of public subordinated debt in an amount greater than $100.0 million. The lenders under the Credit Agreement have agreed to waive their right to redetermine the borrowing base with respect to the issuance of the Notes. The borrowing base was redetermined effective July 1, 1996 and remained at $115.0 million. At June 30, 1996, $74.0 million was outstanding under the Credit Agreement and $41.0 million was available for borrowing thereunder.

   The Credit Agreement is unsecured. The Company has provided the lenders with first lien deeds of trust on its oil and natural gas assets which will not become effective, and the lenders have agreed not to file, unless (i) 80% of any outstanding borrowings in excess of the borrowing base is not repaid within a 90 day period, (ii) cash collateral securing a hedge transaction exceeds 20% of the borrowing base or (iii) an event of default or a material adverse event, as defined in the Credit Agreement, occurs.

   So long as no default (as defined in the Credit Agreement) is continuing, the Company has the option of having all or any portion of the amount borrowed under the Credit Agreement be the subject of one of the following interest rates: (i) NationsBank's prime rate, (ii) the CD Rate plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base and (iii) LIBOR plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base. The Company must also pay a commitment fee of between 0.375% to 0.425% on the unused portion of the credit facility. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, restrictions on investments, a requirement to maintain positive working capital, and restrictions on dividends and stock repurchases. The Credit Agreement also contains requirements that JEDI or certain affiliates of JEDI must continue to own a majority of the outstanding equity of the Company and must have the ability to elect the majority of the Board of Directors and that certain members of management maintain specified levels of equity ownership in the Company and continue their employment with the Company. The Credit Agreement matures on February 16, 2001.

     10  1/2% Senior Subordinated Notes

   On March 18, 1996, the Company completed the sale of $110 million principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds of the Notes were used to fully repay the JEDI debt assumed in the Merger and to partially repay bank debt. The Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the Indenture governing the Notes) of Coda, and are senior in right of payment to all future subordinated debt of the Company. The claims of the holders of the Notes are subordinated to Senior Debt, which, as of June 30, 1996, was $74.7 million.

   Coda's payment obligations under the Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by all of Coda's current subsidiaries and future Restricted Subsidiaries (as defined in the Indenture). Such guarantees are subordinated to the guarantees of Senior Debt issued by the Guarantors under the Credit Agreement and to other guarantees of Senior Debt issued in the future. All of Coda's current subsidiaries are wholly owned. There are currently no restrictions on distributions from the Guarantors to Coda.

   The Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of Coda and its Restricted Subsidiaries to incur additional indebtedness and issue Disqualified Stock (as defined in the Indenture), pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu or subordinated indebtedness of Coda and engage in mergers and consolidations.

   The Notes are not redeemable at Coda's option prior to April 1, 2001. After April 1, 2001, the Notes will be subject to redemption at the option of Coda, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon to the applicable redemption date. In addition, until March 12, 1999, up to $27.5 million in aggregate principal amount of Notes are redeemable, at the option of Coda on any one or more occasions from the net proceeds of an offering of common equity of Coda, at a price of 110.5% of the aggregate principal amount of the Notes, together with accrued and unpaid interest thereon to the date of the redemption; provided, however, that at least $82.5 million in aggregate principal amount of Notes must remain outstanding immediately after the occurrence of such redemption; provided, further, that any such redemption shall occur within 75 days of the date of the closing of such offering of common equity.

   In the event of a Change of Control (as defined in the Indenture), holders of the Notes will have the right to require Coda to repurchase their Notes, in whole or in part, at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of repurchase. The Indenture requires that, prior to such a repurchase but in any event within 90 days of such Change of Control, Coda must either repay all Senior Debt or obtain any required consent to such repurchase.

     Other Long-Term Debt

   The Company's 12% Senior Subordinated Debentures due 2000 (the "Debentures") bear interest at 12% per annum, payable semiannually. On March 28, 1996, the Company gave notice of redemption, prior to maturity, to each of the record holders of the outstanding Debentures. On May 1, 1996, the Company deposited with the trustee of the Debentures funds sufficient to redeem the outstanding Debentures at a redemption price of 100.0% of the principal amount of the Debentures plus accrued and unpaid interest thereon, and thereafter interest on the Debentures ceased to accrue.

     15% Cumulative Preferred Stock

   The Company's Restated Certificate of Incorporation authorizes the issuance of up to 40,000 shares of Preferred Stock. In conjunction with the Merger, the Company issued 20,000 shares of Preferred Stock to JEDI for $20.0 million in
cash.   Shares of Preferred Stock in excess of such 20,000 shares shall be issuable only for the purpose of paying dividends on the Preferred Stock. The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. The payment of Preferred Stock dividends in cash is restricted by the Credit Agreement and the Indenture. As of June 30, 1996, the Preferred Stock had accumulated approximately $1.1 million in preferred dividends which had not been declared by the Board of Directors.

   As long as any shares of Preferred Stock are outstanding, no dividends whatsoever, whether paid in cash, stock or otherwise (except for dividends paid in shares of common stock, either in the form of a stock split or stock dividend), may be paid or declared, nor may any distribution be made, on any common stock to the holders of such stock, unless certain conditions are met.

 Coda's Restated Certificate of Incorporation requires that Coda redeem all the issued and outstanding shares of Preferred Stock at a redemption price of $1,000 per share, plus all accrued and unpaid dividends (including undeclared dividends) to the date of redemption, if Coda has sufficient funds legally available for such redemption and if such redemption would not violate or conflict with any loan agreement, credit agreement, note agreement, indenture or other agreement relating to indebtedness to which Coda is a party, on or before the fifth business day after the earliest to occur of the following: (i) the closing of the sale by Coda of Taurus Energy Corp. and (ii) a Trigger Event, as such term is defined in the Stockholders Agreement. The Preferred Stock may be redeemed by Coda at its option, as a whole or in part, to the extent Coda shall have funds legally available for such redemption, at any time or from time to time at a redemption price of $1,000 per share, plus all accrued and unpaid dividends (including undeclared dividends) to the date of redemption. Such redemption, whether required or optional, is restricted by the Credit Agreement and the Indenture.

  Enron

     Enron Corp. ("Enron") is the parent of ECT and accordingly may be deemed to control indirectly both JEDI and the Company. Enron and certain of its subsidiaries and other affiliates collectively participate in nearly all phases of the oil and natural gas industry and are, therefore, competitors of the Company. In addition, ECT and JEDI have provided, and may in the future provide, and ECT Securities Corp. has assisted, and may in the future assist, in arranging financing to non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company. Because of these various conflicting interests, ECT, the Company, JEDI and the Management Group have entered into the Business Opportunity Agreement which is intended to make it clear that Enron and its affiliates have no duty to make business opportunities available to the Company in most circumstances. The Business Opportunity Agreement also provides that ECT and its affiliates may pursue certain business opportunities to the exclusion of the Company. The Business Opportunity Agreement may limit the business opportunities available to the Company. In addition, pursuant to the Business Opportunity Agreement there may be circumstances in which the Company will offer business opportunities to certain affiliates of Enron. If an Enron affiliate is offered such an opportunity and decides to pursue it, the Company may be unable to pursue it.

                          PART II - OTHER INFORMATION

Item 5.     OTHER INFORMATION
            -----------------

   Effective July 16, 1996, the Company consummated the exchange of $110 million in aggregate principal amount of its Series B Senior Subordinated Notes Due 2006 (the "Exchange Notes") for $110 million in aggregate principal amount of its Series A Senior Subordinated Notes Due 2006 (the "Private Notes"). The form and terms of the Exchange Notes are the same as the form and terms of the Private Notes except that (i) the Exchange Notes bear the Series B designation, (ii) the Exchange Notes have been registered under the Securities Act of 1933, as amended, and, therefore, the Exchange Notes do not bear legends restricting the transfer thereof, and (iii) holders of the Exchange Notes are not entitled to certain rights that holders of the Private Notes had under that certain Registration Rights Agreement. The Exchange Notes evidence the same indebtedness as the Private Notes (which they replace) and were issued under, and are entitled to the benefits of, the same indenture.

   On August 13, 1996, Coda entered into a letter of intent with respect to the possible sale of all of the issued and outstanding capital stock of its wholly owned subsidiary, Taurus Energy Corp. ("Taurus"), to EXCO Resources, Inc. ("EXCO"), a publicly held Texas corporation. Taurus currently owns and operates three gas processing and liquids extraction facilities and approximately 700 miles of gas gathering systems, primarily located in west central Texas. It is anticipated that at closing Coda would receive $35.0 million cash and approximately 3.3 million shares of unregistered EXCO common stock. The transaction is subject to the negotiation of a definitive agreement and to certain anticipated conditions to closing, including (i) satisfactory completion of due diligence reviews by the parties, (ii) receipt by EXCO of net proceeds of not less than $25.0 million from the sale of EXCO common stock in an underwritten public offering, (iii) establishment by EXCO of a credit facility having an amount available for borrowing of not less than $10.0 million, (iv) receipt by Coda of any required waivers or approvals under its Indenture, and
(v) approval of the Boards of Directors of Coda and EXCO. If the transaction is consummated, Coda intends to use the proceeds to redeem its outstanding 15% cumulative preferred stock, including the payment of accumulated but unpaid dividends, and to partially repay bank debt. There can be no assurance that the transaction will be completed.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  (A)     Exhibits

  2.1 Agreement and Plan of Merger, by and among Coda, Joint Energy Development Investments Limited Partnership and Coda Acquisition, Inc. dated as of October 30, 1995 filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

  2.2 Agreement of Coda to provide schedules to the Agreement and Plan of Merger (Exhibit 2.1) omitted pursuant to Item 6.01 (b)(2) of Regulation S-K filed as Exhibit 2.2 to Coda's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, and incorporated by reference herein.

  2.3 Amendment to Agreement and Plan of Merger dated as of December 22, 1995 filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated December 22, 1995, and incorporated by reference herein.

   2.4 Second Amendment to Agreement and Plan of Merger dated as of January 10, 1996 filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated January 10, 1996, and incorporated by reference herein.

   2.5 Agreement of Coda to provide schedules and exhibits to Second Amendment to Agreement and Plan of Merger (Exhibit 2.4) and to provide schedules to Amendment No. 1 to Subscription Agreement (Exhibit 10.17) and Amendment No. 1 to Stockholders Agreement (Exhibit 10.18) filed as
          Exhibit 99.4 to Coda's Current Report on Form 8-K dated January 10, 1996, and incorporated by reference herein.

   3.1 Restated Certificate of Incorporation of Coda filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed April 9, 1996 (Registration No 333-2375, the "1996 Form S-4") and incorporated by reference herein.

   3.2 Amended and Restated Bylaws of Coda filed as Exhibit 3.2 to the 1996 Form S-4 and incorporated by reference herein.

   3.3 Certificate of Incorporation of Diamond Energy Operating Company, as amended, filed as Exhibit 3.3 to the 1996 Form S-4 and incorporated by reference herein.

   3.4    Bylaws of Diamond Energy Operating Company, as amended, filed as
          Exhibit 3.4 to the 1996 Form S-4 and incorporated by reference herein.

   3.5    Articles of Incorporation of Taurus Energy Corp., as amended, filed as
          Exhibit 3.5 to the 1996 Form S-4 and incorporated by reference herein.

   3.6 Bylaws of Taurus Energy Corp., as amended, filed as Exhibit 3.6 to the 1996 Form S-4 and incorporated by reference herein.

   3.7    Articles of Incorporation of Electra Resources, Inc. filed as Exhibit
          3.7 to the 1996 Form S-4 and incorporated by reference herein.

   3.8 Bylaws of Electra Resources, Inc. filed as Exhibit 3.8 to the 1996 Form S-4 and incorporated by reference herein.

   4.1 Indenture, dated as of March 18, 1996, among Coda, the Guarantors and Texas Commerce Bank National Association, as trustee, relating to $110,000,000 aggregate principal amount of 10 1/2% Series A and Series B Senior Subordinated Notes due 2006 filed as Exhibit 4.1 to the 1996 Form S-4 and incorporated by reference herein.

   4.2 Registration Rights Agreement, dated as of March 18, 1996, among Coda, the Guarantors and the Initial Purchasers filed as Exhibit 4.2 to the 1996 Form S-4 and incorporated by reference herein.

   4.3 Purchase Agreement, dated as of March 12, 1996, among Coda, the Guarantors and the Initial Purchasers filed as Exhibit 4.3 to the 1996 Form S-4 and incorporated by reference herein.

   4.4 Indenture between Coda and Texas American Bank Dallas, as Trustee, dated June 1, 1985, as amended, governing Coda's 12% Senior Subordinated Debentures due 2000 filed as Exhibit 4.3 to Coda's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 10-K"), and incorporated by reference herein.

   4.5 Credit Agreement, dated February 14, 1996, among the Company, NationsBank of Texas, N.A., individually and as agent, and additional lenders named therein, filed as Exhibit 4.5 to the 1996 Form S-4 and incorporated by reference herein.

   4.6 Promissory Note dated February 14, 1996, in the original principal amount of $87,500,000.00, executed by Coda, payable to NationsBank of Texas, N.A. filed as Exhibit 4.6 to the 1996 Form S-4 and incorporated by reference herein.

   4.7 Promissory Note dated February 14, 1996, in the original principal amount of $37,500,000.00, executed by Coda, payable to Bank One, Texas, N.A. filed as Exhibit 4.7 to the 1996 Form S-4 and incorporated by reference herein.

   4.8 Promissory Note dated February 14, 1996, in the original principal amount of $75,000,000.00, executed by Coda, payable to Texas Commerce Bank National Association filed as Exhibit 4.8 to the 1996 Form S-4 and incorporated by reference herein.

   4.9 Promissory Note dated February 14, 1996, in the original principal amount of $50,000,000.00, executed by Coda, payable to the First National Bank of Boston filed as Exhibit 4.9 to the 1996 Form S-4 and incorporated by reference herein.

   4.10 Specimen Certificate of Series A 10 1/2% Senior Subordinated Notes due 2006 (the "Private Notes") (included in Exhibit 4.1 hereto), filed as
          Exhibit 4.10 to the 1996 Form S-4 and incorporated by reference herein.

   4.11 Specimen Certificate of Series B 10 1/2% Senior Subordinated Notes due 2006 (the "Exchange Notes") (included in Exhibit 4.1 hereto), filed as
          Exhibit 4.11 to the 1996 Form S-4 and incorporated by reference herein.

   4.12* First Supplement to Indenture dated as of April 25, 1996 amending the Indenture filed as Exhibit 4.1 above.

   10.1 Form of Indemnification Agreement entered into between Coda and each of its directors and officers filed as Exhibit 10.1 to the 1994 10-K, and incorporated by reference herein.

   10.2 List of directors and officers that have entered into Indemnification Agreements with Coda filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, and incorporated by reference herein.

   10.3 Agreement and Plan of Merger, entered into as of April 29, 1994 among Coda, Alliance Natural Gas, Inc., Taurus Energy Corp., and the shareholders of Taurus Energy Corp. more particularly identified therein, filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated April 29, 1994, as amended by Form 8-K/A No. 1, dated June 14, 1994 and Form 8-K/A No. 2, dated August 17, 1994, and incorporated by reference herein.

   10.4 Agreement and Plan of Merger, dated June 11, 1994, among Coda, DEO Acquisition Corp., DA Acquisition Corp. and Diamond, filed as Exhibit
          2.1 to Coda's Registration Statement on Form S-4, dated July 13, 1994 (No. 33-81532) (the "1994 Form S-4"), and incorporated by reference herein.

   10.5 Agreement of Coda to provide schedules to Agreement and Plan of Merger (Exhibit 10.6) omitted pursuant to Item 6.01 (b)(2) of Regulation S-K, and filed as Exhibit 2.4 to the 1994 Form S-4, and incorporated by reference herein.

   10.6 Form of First Amendment to the Agreement and Plan of Merger dated as of June 11, 1994 by and among Coda, DEO Acquisition Corp., DA Acquisition Corp. and Diamond, filed as Exhibit 2.5 to the 1994
          Form S-4 and incorporated by reference herein.

   10.7 Stockholders Agreement dated October 30, 1995 filed as Exhibit 99.2 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.8 Subscription Agreement among Coda Acquisition, Inc. and The Management Investors dated October 30, 1995 filed as Exhibit 99.3 to Coda's Current Report on Form S-K dated October 30, 1995, and incorporated by reference herein.

   10.9 Agreement of Coda to provide schedules to Stockholders Agreement (Exhibit 10.7) and to Subscription Agreement (Exhibit 10.8) filed as
          Exhibit 99.11 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.10  Business Opportunity Agreement dated as of October 30, 1995 filed as
          Exhibit 99.4 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.11 Executive Employment Agreement between Coda Acquisition, Inc. and Randell A. Bodenhamer filed as Exhibit 99.5 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.12 Executive Employment Agreement between Coda Acquisition, Inc. and J. William Freeman filed as Exhibit 99.6 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.13 Executive Employment Agreement between Coda Acquisition, Inc. and Grant W. Henderson filed as Exhibit 99.7 to Coda's Current Report on Form 8-K dated October 30, 1995 and incorporated by reference herein.

   10.14  Executive Employment Agreement between Coda Acquisition, Inc. and Jarl
          P. Johnson filed as Exhibit 99.8 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.15 Executive Employment Agreement between Coda Acquisition, Inc. and Douglas H. Miller filed as Exhibit 99.9 to Coda's Current Report on Form S-K dated October 30, 1995, and incorporated by reference herein.

   10.16 Executive Employment Agreement between Coda Acquisition, Inc. and J.W. Spencer, III filed as Exhibit 99.10 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.17 Amendment No. 1 to Subscription Agreement dated as of January 10, 1996 filed as Exhibit 99.2 to Coda's Current Report on Form S-K dated January 10, 1996, and incorporated by reference herein.

   10.18 Amendment No. 1 to Stockholders Agreement dated as of January 10, 1996 filed as Exhibit 99.3 to Coda's Current Report on Form 8-K dated January 10, 1996, and incorporated by reference herein.

   10.19 Credit Agreement, dated February 14, 1996, among the Company, NationsBank of Texas, N.A., individually and as agent, and additional lenders named therein filed as Exhibit 4.5 above.

   10.20 Promissory Note dated February 14, 1996, in the original principal amount of $87,500,000.00, executed by Coda, payable to NationsBank of Texas, N.A. filed as Exhibit 4.6 above.

   10.21 Promissory Note dated February 14, 1996, in the original principal amount of $37,500,000.00, executed by Coda, payable to Bank One, Texas, N.A. filed as Exhibit 4.7 above.

   10.22 Promissory Note dated February 14, 1996, in the original principal amount of $75,000,000.00, executed by Coda, payable to Texas Commerce Bank National Association filed as Exhibit 4.8 above.

   10.23 Promissory Note dated February 14, 1996, in the original principal amount of $50,000,000.00, executed by Coda, payable to the First National Bank of Boston filed as Exhibit 4.9 above.

   10.24 Form of Nonstatutory Stock Option Agreement attached and filed as Exhibit A to Exhibit 99.3 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.25 Form of Limited Recourse Promissory Note attached and filed as Exhibit B to Exhibit 99.3 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.26  Form of Security Agreement attached and filed as Exhibit C to Exhibit
          99.3 to Coda's Current Report on Form 8-K dated October 30, 1995, and incorporated by reference herein.

   10.27 List of Management Investors who are parties to Nonstatutory Stock Option Agreement (Exhibit 10.24), Limited Recourse Promissory Note (Exhibit 10.25) or Security Agreement (Exhibit 10.26) filed as Exhibit
          10.27 to the 1996 Form S-4 and incorporated by reference herein.

   10.28 Non-competition Agreement between Coda and Tommie E. Lohman dated April 29, 1994, filed as Exhibit 10.28 to the 1996 Form S-4 and incorporated by reference herein.

   27*    Financial Data Schedule.
- -------------
      * Filed herewith


  (B)  Reports on Form 8-K


  Current Report on Form 8-K dated January 10, 1996.
     Item 5.  Other Events
              - Conditions to the effectiveness of the Merger Agreement have been satisfied.
              - Board of Directors Approves Second Amendment to this Merger Agreement.
              -    Special Meeting of Stockholders to be held February 16,
                   1996.

     Item 7.  Financial statement and Exhibits.

      Exhibit 2.1 Second Amendment to Agreement and Plan of Merger dated as of January 10, 1996.
      Exhibit 99.1  Coda Energy, Inc. Press Release dated January 11, 1996.
      Exhibit 99.2 Amendment No. 1 to Subscription Agreement dated as of January 10, 1996.
      Exhibit 99.3 Amendment No. 1 to Stockholders Agreement dated as of January 10, 1996.
      Exhibit 99.4 Agreement of Coda to provide schedules and exhibits to Second Amendment to Agreement and Plan of Merger (Exhibit 2.1) and to provide schedules to Amendment No. 1 to Subscription Agreement (Exhibit 99.2) and Amendment No. 1 to Stockholders Agreement (Exhibit 99.3).

- --------------------------------------------------------------------------------
                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CODA ENERGY, INC.
                                     (Registrant)



                                     By:  \s\ Grant W. Henderson
                                        -----------------------------------
                                        Grant W. Henderson
                                        President and Chief Financial Officer


Date:  August 13, 1996

                                 EXHIBIT INDEX

Exhibit No.  Description of Exhibit
- -----------  ----------------------

   4.12* First Supplement to Indenture dated as of April 25, 1996 amending the Indenture filed as Exhibit 4.1.

  27.*       Financial Data Schedule.

- -------------
* Filed herewith