Form 10-Q
period 1996-09-30
CODA ENERGY INC
filed 1996-11-12
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended SEPTEMBER 30, 1996

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

Common Stock, $.01 Par Value                            913,611 Shares
                                                 Outstanding at November 1, 1996

                        PART I - FINANCIAL INFORMATION

                             FINANCIAL STATEMENTS

                      CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                (in thousands)

                                           Pre Merger       Post Merger
                                          ------------     -------------
                                                           September 30,
                                          December 31,         1996
                                              1995          (Unaudited)
                                          ------------     -------------
Current Assets:
  Cash and cash equivalents                   $  4,604          $  9,134
  Accounts receivable - revenue                 10,598            11,317
  Accounts receivable - joint interest           2,463             2,260
   and other                                     2,206             1,616
                                              --------          --------
  Other current assets                          19,871            24,327
                                              --------          --------

                                                    81               738
Amounts due from stockholders                 --------          --------

Oil and gas properties (full cost
 accounting method):
  Proved oil and gas properties                226,650           251,653
  Unproved oil and gas properties                  ---             1,000
  Less accumulated depletion, depreciation
    and amortization                            56,042            15,105
                                              --------          --------
                                               170,608           237,548
                                              --------          --------

Gas plants and gathering systems                38,068            33,838
  Less accumulated depreciation                  4,082             1,645
                                              --------          --------
                                                33,986            32,193
                                              --------          --------

Other properties, net                            2,142             4,140
                                              --------          --------
Other assets                                     2,376             3,831
                                              --------          --------
                                              $229,064          $302,777
                                              ========          ========




                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                   (in thousands, except per share amounts)

                                           Pre Merger    Post Merger
                                          ------------  -------------
                                                        September 30,
                                          December 31,      1996
                                              1995       (Unaudited)
                                          ------------  -------------
Current liabilities:
  Current maturities of long-term debt
   and notes payable                          $    453       $    120
  Accounts payable - trade                       7,252          7,557
  Accounts payable - revenue and other           3,394          4,450
  Accrued interest                                 342          6,387
  Income taxes payable                             128            384
                                              --------       --------
                                                11,569         18,898
                                              --------       --------

Long-term debt - less current maturities       123,907         68,496
                                              --------       --------
10 1/2% Senior Subordinated Notes                  ---        110,000
                                              --------       --------
Deferred income taxes                           14,400         42,748
                                              --------       --------

Commitments and contingent liabilities

15% cumulative redeemable preferred
 stock, 40 shares of   $.01 par value
 authorized; 20 shares issued and
 outstanding at September 30, 1996                 ---         20,000
                                              --------       --------
Common shareholders' equity of
  management, subject to put and call
  rights                                           ---          4,560
  Less related notes receivable                    ---           (937)
                                              --------       --------
                                                   ---          3,623
                                              --------       --------

Other common shareholders' equity:
  Common stock                                     442              9
  Additional paid-in capital                    68,671         89,991
  Retained earnings (deficit)                   10,075        (50,988)
                                              --------       --------
                                                79,188         39,012
                                              --------       --------
                                              $229,064       $302,777
                                              ========       ========




                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)

                                                Pre Merger                                Post Merger
                                             ---------------                            ---------------
                              Three Months      Nine Months                      Three Months                       Pro Forma Nine
                                  Ended            Ended        47 Days Ended        Ended       227 Days Ended     Months Ended
                              September 30,    September 30,    February 16,     September 30,    September 30,     September 30,
                                  1995             1995             1996             1996              1996              1996
                             ---------------  ---------------  ---------------  ---------------  ----------------  ----------------
Revenues:
  Oil and gas sales                  $14,296          $44,840         $ 8,079           $19,229         $ 47,632           $55,711
  Gas gathering and
    processing                         8,709           25,722           5,322            10,956           26,294            31,616
  Other income                           287              783             168               718            1,386             1,554
                                     -------          -------         -------           -------         --------           -------
                                      23,292           71,345          13,569            30,903           75,312            88,881
                                     -------          -------         -------           -------         --------           -------
Costs and expenses:
  Oil and gas production               6,665           20,045           3,607             8,080           20,181            23,788
  Gas gathering and
    processing                         7,650           21,935           4,567             9,208           21,836            26,403
  Depletion, depreciation
    and amortization                   4,711           14,555           2,583             6,929           17,439            20,838
  General and
    administrative                       898            2,361             320               437            1,313             1,633
  Interest                             2,126            6.330           1,102             4,195           10,595            12,808
  Stock option
    compensation                         ---              ---           3,199               ---              ---               ---
  Writedown of oil and
    gas properties                       ---              ---             ---               ---           83,305               ---
                                     -------          -------         -------           -------         --------           -------
                                      22,050           65,226          15,378            28,849          154,669            85,470
                                     -------          -------         -------           -------         --------           -------
Income (loss) before
  income taxes                         1,242            6,119          (1,809)            2,054          (79,357)            3,411
Income tax expense
  (benefit)                              444            2,202            (511)              853          (28,369)            1,543
                                     -------          -------         -------           -------         --------           -------
Net income (loss)                        798            3,917          (1,298)            1,201          (50,988)            1,868



Preferred stock dividend
  requirements                           ---              ---             ---               792            1,898             2,306
                                     -------           ------          ------           -------         --------          --------
Net income (loss)
  available for common
  stockholders                       $   798           $3,917         $(1,298)          $   409         $(52,886)         $   (438)
                                     =======           ======         =======           =======         ========          ========


                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                          Pre Merger                        Post Merger
                                                      ------------------                   --------------
                                              Nine Months Ended   47 Days Ended            227 Days Ended
                                                September 30,      February 16,             September 30,
                                                    1995              1996                      1996
                                              ----------------    -------------            --------------
Cash flows from operating activities:
   Net income (loss)                               $  3,917           $  (1,298)               $  (50,988)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depletion, depreciation and
      amortization                                   14,555               2,583                    17,439
     Writedown of oil and gas properties                ---                 ---                    83,305
     Deferred income tax expense
      (benefit)                                       1,930                (511)                  (28,745)
     Stock option compensation                          ---               3,199                       ---
     Other                                              455                   6                      (284)
     Effect of changes in:
        Accounts receivable                            (853)              3,386                    (3,902)
        Other current assets                           (553)                (63)                     (171)
        Accounts payable and other
         current liabilities                           (755)             (4,166)                   10,793
                                                 ----------             -------                 ---------
              Net cash provided by
               operating activities                  18,696               3,136                    27,447
                                                 ----------             -------                 ---------

Cash flows from investing activities:
   Additions to oil and gas properties              (19,498)             (1,717)                   (7,697)
   Proceeds from sale of assets                       4,984                 110                     1,381
   Purchase of Coda by JEDI, net of
    $740 cash acquired                                  ---                 ---                  (179,373)
   Gas plant and gathering systems and
    other property additions                         (8,305)               (114)                     (323)
   Investment in marketable equity
    securities                                         (573)                ---                       ---
   Payments received on amounts due
    from stockholders                                 1,294                 130                       124
   Loan to stockholder                                  ---                 ---                      (738)
   Other                                                110                 ---                       (40)
                                                -----------             -------                 ---------
             Net cash used by investing
              activities                            (21,988)             (1,591)                 (186,666)
                                                -----------             -------                 ---------

Cash flows from financing activities:
   Proceeds from bank borrowings                     14,400                 ---                     2,000
   Proceeds from issuance of
    subordinated debt                                   ---                 ---                   210,000
   Proceeds from issuances of common
    and preferred stock                                 ---                 ---                   110,000
   Repayment of bank borrowings and
    subordinated debt                               (11,521)             (5,019)                 (152,890)
   Proceeds from exercise of options
    and warrants                                        674                 ---                       ---
   Repurchases of common stock                       (2,125)                ---                       ---
   Financing costs                                     (161)               (390)                     (783)
                                                -----------             -------                 ---------
            Net cash provided (used) by
             financing activities                     1,267              (5,409)                  168,353
                                                -----------             -------                 ---------
Increase (decrease) in cash                          (2,025)             (3,864)                    9,134
Cash at beginning of period                           6,474               4,604                       ---
                                                 ----------             -------                 ---------
Cash at end of period                            $    4,449             $   740                 $   9,134
                                                 ==========             =======                 =========
Supplemental cash flow information:
   Interest paid                                 $    6,812             $ 1,544                 $   5,719
                                                 ==========             =======                 =========
  Income taxes paid                              $      500             $   ---                 $     120
                                                 ==========             =======                 =========

 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                  15% Cumulative               Common Stockholders'               Other Common
                                    Redeemable                 Equity of Management,              Stockholders'
                                  Preferred Stock          Subject to Put and Call Rights            Equity
                              -----------------------    ---------------------------------    -------------------------
                                                                                                             Additional   Retained
                                                                                  Notes                Par     Paid-in    Earnings
                              Shares     Amount          Shares       Amount    Receivable    Shares   Value   Capital    (Deficit)
                              ------     ------          ------       ------    ----------    ------   ----- ----------   ---------
Pre Merger:
Balances at December 31,
 1995                                                                                         22,089   $ 442   $ 68,671   $ 10,075

Stock option compensation                                                                                         3,199

Net loss for the period
 January 1, 1996
  through February 16, 1996                                                                                                 (1,298)
                              ------     ------          ------       ------    ---------     ------   -----   --------   --------
Balances at February 16,
  1996                            --         --              --           --           --     22,089   $ 442   $ 71,870   $  8,777
                              ======     ======          ======       ======    =========     ======   =====   ========   ========


Post Merger:
  Transactions related to
    the merger:
    Common stock issued to
      management investors in
      exchange for common
      stock, options, warrants,
      notes receivable and cash                              14       $4,560        ($937)
    Common stock issued to
      JEDI for cash                                                                              900   $   9   $ 89,991
    Preferred stock issued to
      JEDI for cash               20     $20,000
  Net loss for the period
    from February 17,
    1996 through September 30,
    1996                                                                                                                  $(50,988)


                              ------     -------         ------       ------    ---------     ------   -----   --------   --------
Balances at September 30,
  1996                            20     $20,000             14       $4,560     $   (937)       900   $   9   $ 89,991   $(50,988)
                              ======     =======         ======       ======    =========     ======   =====   ========   ========


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

     The Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring the Company has been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Merger reflect a new basis of accounting and are not comparable to prior periods.

     The allocation of JEDI's purchase price to the assets and liabilities of the Company resulted in a significant increase in the carrying value of the Company's oil and gas properties. Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows (after tax) from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the allocation of JEDI's purchase price and estimated proved reserves and product prices in effect at the date of the Merger, the purchase price allocated to oil and gas properties would be in excess of the cost center ceiling by approximately $83.3 million ($53.3 million net of related deferred taxes). The resulting writedown is a non-cash charge and has been included in the results of operations for the 227 days ended September 30, 1996.

2. ACCOUNTING AND REPORTING POLICIES

     The consolidated financial statements include the accounts of Coda, its majority-owned subsidiaries and its pro rata share of the assets, liabilities and operations of oil and gas partnerships and joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

     The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1995, February 16, 1996 and September 30, 1996. The results for the periods ended September 30, 1996, are not necessarily indicative of results for a full year.

     Fees from overhead charges billed to working interest owners, including the Company, of $4.1 million, $848,000 and $5.7 million for the periods ended September 30, 1995, February 16, 1996 and September 30, 1996, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

3. PRO FORMA INFORMATION

     The pro forma statement of operations information was prepared as if the Merger and the sale of the Notes (Note 6) had occurred on January 1, 1996. The pro forma information does not purport to represent the results of operations which would have occurred had such transactions been consummated on January 1, 1996 or for any future period. The pro forma information was prepared by combining the two 1996 periods and giving effect to the following adjustments:

     (i) To adjust depletion, depreciation, and amortization to reflect JEDI's purchase price allocated to property and equipment.
     (ii) To adjust interest expense to give effect to the net reduction of approximately $37.0 million under the Company's credit facility and repayment of a note payable to an officer of the Company, partially offset by an increase in the interest rate on borrowings under the new credit facility of .25%.
     (iii) To record interest on the Notes at an interest rate of 10 1/2%.
     (iv) To record amortization of the issuance cost of the Notes over the term such debt is expected to be outstanding (10 years).
     (v) To adjust the Writedown of oil and gas properties and stock option compensation to eliminate these non-recurring charges related to the Merger.

     (vi) To adjust the provision for income taxes for the change in financial taxable income resulting from the above adjustments.
     (vii) To record the cumulative dividend requirements of the redeemable preferred stock issued to JEDI.

4. CREDIT AGREEMENT

     On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (the "Credit Agreement"). The Credit Agreement is guaranteed by all of Coda's subsidiaries and provides for a revolving credit facility in an amount up to $250.0 million. The borrowing base is subject to redetermination: (i) semiannually, (ii) upon the sale of Taurus and (iii) upon issuance of public subordinated debt in an amount greater than $100.0 million. The lenders under the Credit Agreement agreed to waive their right to redetermine the borrowing base with respect to the issuance of the Notes. The borrowing base was redetermined effective July 1, 1996 and remained at $115.0 million. At September 30, 1996, $68.0 million was outstanding under the Credit Agreement and $47.0 million was available for borrowing thereunder.

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

     So long as no default (as defined in the Credit Agreement) is continuing, the Company has the option of having all or any portion of the amount borrowed under the Credit Agreement be the subject of one of the following interest rates: (i) NationsBank's prime rate, (ii) the CD Rate plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base and
(iii) LIBOR plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base. The Company must also pay a commitment fee of between 0.375% to 0.425% on the unused portion of the credit facility. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, restrictions on investments, a requirement to maintain positive working capital, and restrictions on dividends and stock repurchases. The Credit Agreement also contains requirements that JEDI or certain affiliates of JEDI must continue to own a majority of the outstanding equity of Coda and must have the ability to elect the majority of the Board of Directors and that certain members of management maintain specified levels of equity ownership in Coda and continue their employment with the Company. The Credit Agreement matures on February 16, 2001.

     On August 1, 1996, the Company entered into the First Amendment to Credit Agreement (the "First Amendment") which in general reduced the Company's interest rate. The First Amendment provides the Company the option of having all or any portion of the amount borrowed under the Credit Agreement be the subject of one of the following interest rates: (i) NationsBank's prime rate,
(ii) the CD Rate plus 1% to 1 1/2% based upon the ratio of outstanding debt to the available borrowing base and (iii) LIBOR plus 1% to 1 1/2% based upon the ratio of outstanding debt to the available borrowing base. The Company must also pay a commitment fee of between 0.30% to 0.425% on the unused portion of the credit facility.

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


6. 10 1/2% SENIOR SUBORDINATED NOTES

     On March 18, 1996, the Company completed the sale of $110 million principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds of the Notes were used to fully repay the JEDI debt assumed in the Merger and to partially repay bank debt. The Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the Indenture governing the Notes) of Coda, and are senior in right of payment to all future subordinated debt of the Company. The claims of the holders of the Notes are subordinated to Senior Debt, which, as of September 30, 1996, was $68.6 million.

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

     Coda's payment obligations under the Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by all of Coda's current subsidiaries and future Restricted Subsidiaries. Such guarantees are subordinated to the guarantees of Senior Debt issued by the Guarantors (as defined in the Indenture) under the Credit Agreement and to other guarantees of Senior Debt issued in the future. All of Coda's current subsidiaries are wholly owned. There are currently no contractual restrictions on distributions from the Guarantors to Coda.

     Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined they are not material to investors. The combined condensed financial information of Coda's current subsidiaries, the Guarantors, is as follows:

                                                                       September 30,
                                                                           1996
                                                                    ----------------
Current assets                                                              $  5,873
Oil and gas properties, net                                                   54,032
Gas plants and gathering systems, net                                         31,857
Other properties, net, and other assets                                        1,321
                                                                            --------
Total assets                                                                $ 93,083
                                                                            ========

Current liabilities                                                         $  6,259
Intercompany payables                                                         39,324
Deferred income taxes                                                         17,424
Stockholder's equity                                                          30,076
                                                                            --------
Total liabilities and stockholder's
 equity                                                                     $ 93,083
                                                                            ========

                                                        Pre Merger        Post Merger
                                                      ---------------   --------------
                                                      47 Days Ended     227 Days Ended
                                                       February 16,     September 30,
                                                           1996              1996
                                                      ---------------   --------------
Revenues:
  Oil and gas sales                                           $2,529        $ 17,443
  Gas gathering and processing                                 5,322          26,294
  Other income                                                     2             156
                                                              ------        --------
                                                               7,853          43,893
Costs and expenses:
  Oil and gas production                                         843           4,758
  Gas gathering and processing                                 4,567          21,836
  Depletion, depreciation and amortization                     1,039           6,924
  General and administrative                                     435           2,229
  Interest                                                       460           1,881
  Writedown of oil and gas properties                            ---          19,159
                                                              ------        --------
                                                               7,344          56,787
                                                              ------        --------
Income (loss) before income taxes                                509         (12,894)
Income tax expense (benefit)                                     277          (4,488)
                                                              ------        --------
Net income (loss)                                             $  232        $ (8,406)
                                                              ======        ========


7.   PREFERRED STOCK

     Under Coda's Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 40,000 shares of preferred stock, par value $0.01 per share. All 40,000 shares of preferred stock are designated as "15% Cumulative Preferred Stock." The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. There are currently 20,000 shares of Preferred Stock issued and outstanding. Shares of Preferred Stock in excess of such 20,000 shares shall be issuable only for the purpose of paying dividends on the Preferred Stock. As of September 30, 1996, the Preferred Stock had accumulated approximately $1.9 million in preferred dividends which had not been declared by the Board of Directors.

     As long as any shares of Preferred Stock are outstanding, no dividends whatsoever, whether paid in cash, stock or otherwise (except for dividends paid in shares of common stock, either in the form of a stock split or stock dividend), may be paid or declared, nor may any distribution be made, on any common stock to the holders of such stock, unless certain conditions are met.

     Coda's Restated Certificate of Incorporation requires that Coda redeem all the issued and outstanding shares of Preferred Stock at a redemption price of $1,000 per share, plus all accrued and unpaid dividends (including undeclared dividends) to the date of redemption, if Coda has sufficient funds legally available for such redemption and if such redemption would not violate or conflict with any loan agreement, credit agreement, note agreement, indenture or other agreement relating to indebtedness to which Coda is a party, on or before the fifth business day after the earliest to occur of the following: (i) the closing of the sale by Coda of Taurus Energy Corp. and (ii) a Trigger Event, as such term is defined in the Stockholders Agreement (Note 9). The Preferred Stock may be redeemed by Coda at its option, as a whole or in part, to the extent Coda shall have funds legally available for such redemption, at any time or from time to time at a redemption price of $1,000 per share, plus all accrued and unpaid dividends (including undeclared dividends) to the date of redemption. Such redemption, whether required or optional, is restricted by the Credit Agreement and the Indenture.

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

     Except as otherwise provided herein or required by law, the holders of shares of Preferred Stock are not entitled to vote on any matters to be voted on by the stockholders of Coda; provided, however, that so long as any shares of the Preferred Stock are outstanding, Coda shall not, without the written consent or the affirmative vote of holders of at least a majority of the total number of shares of Preferred Stock then outstanding and voting as a class, (i) amend its Restated Certificate of Incorporation or Bylaws or (ii) authorize the merger (whether or not Coda is a surviving corporation in such merger) of Coda, in each case, if such amendment or merger would alter, change or abolish the powers, preference or rights of the Preferred Stock so as to affect the holders of the Preferred Stock adversely.

8.   COMMON STOCK

     At December 31, 1995, the Company had 40.0 million shares of $.02 par value common stock authorized with 22.1 million shares issued and outstanding. At September 30, 1996, the Company had 1.0 million shares of $.01 par value common stock authorized with 14,000 shares issued to management subject to put and call rights and 900,000 issued to JEDI for a total of 914,000 shares issued and outstanding.

9.   RELATED PARTY TRANSACTIONS

     Subscription Agreement

     CAI entered into a Subscription Agreement dated as of October 30, 1995, as amended by Amendment No. 1 to Subscription Agreement dated as of January 10, 1996, with members of the Management Group (as amended, the "Subscription Agreement") which provided for the acquisition by such persons of CAI common stock and the grant to them of nonqualified stock options to purchase shares of post-Merger common stock (the "Replacement Options") of Coda. Under the Subscription Agreement, each member of the Management Group who acquired CAI common stock paid $100 per share for shares thereof, which is the same price per share paid by JEDI for the remaining shares of CAI common stock. Under the Subscription Agreement, the Management Group acquired CAI common stock immediately prior to the effective time of the Merger in exchange for varying combinations of (i) proceeds from limited recourse promissory notes payable to CAI in the aggregate principal amount of $937,300 (the "Promissory Notes"), (ii) Coda common stock, which was valued for this purpose at $7.75 per share, and
(iii) cash. The CAI common stock so acquired was not registered under the Securities Act or any state securities laws and did not have the benefit of any registration rights, but was subject to the Stockholders Agreement described below. By virtue of the Merger, each share of CAI common stock was converted into one share of Coda common stock.

     The Promissory Notes are due on February 16, 2001, bear interest at 5.61 % per annum, are secured by the common stock purchased with the proceeds thereof and certain rights of the maker under the Stockholders Agreement, and provide that in no event will an individual maker's liability thereunder for any deficiency on his respective Promissory Note (after the sale and disposition of all collateral securing same) exceed 35% of the original principal balance of the Promissory Note.

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

10.  NOTE RECEIVABLE FROM STOCKHOLDER

     During August 1996, Douglas H. Miller ("Miller"), the Company's Chief Executive Officer and Chairman of the Board of Directors, received $738,000 pursuant to a Limited Recourse Promissory Note in the original principal amount of $1,188,000 (the "Miller Note"). The Miller Note bears interest at 6.74% per annum with final maturity on February 16, 2001, and provides that in no event will Miller's liability thereunder (after the sale and disposition of all collateral securing same) exceed 35% of the original principal balance of the Miller Note. In connection with the execution of the Miller Note, the Company and Miller entered into an amendment of the agreement governing the Replacement Options which prohibits the exercise of the option until all amounts due under the Miller Note have been paid in full.

11.  HEDGING TRANSACTIONS

     The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of September 30, 1996.

            Periods Covered              Barrels Hedged  Weighted Average Price
            ---------------              --------------  -----------------------
Three months ending December 31, 1996           135,000                  $18.97
Year ending December 31, 1997                   735,000                  $19.13

     As of September 30, 1996 the Company has open positions for sold call options covering 25,000 Bbls of oil per month at an option price of $20.00 per Bbl for the period from October 1996 to August 1997. During the periods ended February 16, 1996 and September 30, 1996 the Company's oil revenues were decreased by $14,000 and approximately $2.0 million, respectively, as a result of hedging transactions.

     In connection with two swaps beginning January 1, 1997 covering 10,000 barrels per month and 15,000 barrels per month at a strike price of $19.41 and $19.00, respectively, which expire September 30, 1997 and December 31, 1997, respectively, the Company granted the counterparty a one day option at the expiration of the swap to extend the swap for an additional twelve months.

12.  SALE OF TAURUS

     On August 13, 1996, Coda entered into a letter of intent with respect to the possible sale of all of the issued and outstanding capital stock of its wholly owned subsidiary, Taurus Energy Corp. ("Taurus"), to EXCO Resources, Inc. ("EXCO"), a publicly held Texas corporation. The letter of intent is currently terminable by either party upon written notice to the other party without further obligation thereunder. There can be no assurance that Coda and EXCO will reach an agreement regarding the sale of Taurus or that, if such agreement is reached, the sale will be consummated. Coda is continuing discussions with EXCO and is studying other alternatives for maximizing the value of its investment in Taurus.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

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

                                                 Pre Merger                           Post Merger
                                             ------------------                      -------------
                                                                                   Three                        Pro Forma
                                                       Nine         47 Days        Months        227 Days      Nine Months
                             Three Months Ended    Months Ended      Ended          Ended          Ended          Ended
                               September 30,       September 30,  February 16,  September 30,  September 30,   September 30,
                                    1995                1995         1996          1996           1996            1996
                             ------------------    -------------  ------------  -------------  -------------   --------------
OIL AND GAS OPERATING DATA:
  Net production:
  Oil (MBbls)
  Gas (MMcf)                                768          2,323           408            840          2,147             2,555

                                            907          3,295           500          1,012          2,390             2,890

Average sales price:
  Oil (per Bbl)                         $ 16.83        $ 17.16        $17.57        $ 20.46        $ 19.90           $ 19.53

  Gas (per Mcf)                         $  1.51        $  1.51        $ 1.82        $  2.01        $  2.05           $  2.01

Average production cost
 per BOE                                $  7.25        $  6.98        $ 7.33        $  8.01        $  7.93           $  7.83

GAS GATHERING AND
 PROCESSING OPERATING DATA:

Sales:
  Gas sales (MMBTU)                       3,238          9,602         1,555          3,154          7,633             9,188

  Gas sales average price               $  1.55        $  1.54        $ 2.24        $  2.21        $  2.20           $  2.21

  Natural gas liquids sales
   (Mgallons)                            13,984         39,947         5,868         10,982         27,844            33,712

Natural gas liquids
average price                           $ .2635        $ .2745        $.3173        $ .3641        $ .3403           $ .3363


Costs and expenses (in
 thousands):
Gas purchases                           $ 6,595        $18,983        $3,760        $ 8,231        $19,615           $23,675

Plant operating expenses                $ 1,055        $ 2,952        $  506        $ 1,088        $ 2,552           $ 3,058



     Comparison of the nine months ended September 30, 1995 and 1996

  The unaudited pro forma combined information was prepared as if the Merger and the issuance of $110.0 million of 10 1/2% Senior Subordinated Notes (the "Notes") had occurred on January 1, 1996. The unaudited pro forma information was prepared by combining the two 1996 periods and giving effect to adjustments affecting (i) depletion, depreciation and amortization, (ii) interest expense,
(iii) income taxes and (iv) certain other costs resulting from the Merger as more fully outlined in the Notes to Consolidated Financial Statements. The comparisons below compare the unaudited pro forma combined information to historical information for 1995.

  Oil and gas sales for the nine months ended September 30, 1996, increased 24% to approximately $55.7 million from approximately $44.8 million in the comparable period in 1995 primarily due to a 10% increase in oil production and an increase of $2.37 per barrel and $.50 per Mcf in the average sales price of oil and gas, respectively. The increase in production is a result of the acquisition of producing oil and gas properties in the fourth quarter of 1995, the Company's development drilling program and favorable responses from certain of the Company's waterflood units. This increase was partially offset by a 12% decrease in gas production due primarily to sales of properties and natural production declines. During the nine months ended September 30, 1996, 90% of oil and gas sales was attributable to oil production. Oil and gas prices remain unpredictable. See "- Changes in Prices and Hedging Activities" below.

     Gas gathering and processing revenues for the nine months ended September 30, 1996 increased 23% to approximately $31.6 million from approximately $25.7 million in the comparable period in 1995 primarily due to a 44% and a 23% increase in the average sales price for natural gas and natural gas liquids, respectively. This increase was partially offset by a 16% decrease in natural gas liquids volumes due to reduced plant throughput volumes as a result of the termination of a gas purchase contract in January 1996 and production declines.

     Other income for the nine months ended September 30, 1996 increased 98% to approximately $1.6 million from approximately $783,000 for the same period in 1995 primarily due to an increase in interest income of $329,000 from the investment of higher available cash balances and gains on sales of marketable securities of $255,000.

     Oil and gas production expenses (including production taxes) for the nine months ended September 30, 1996 increased 19% to approximately $23.8 million from approximately $20.0 million for the same period in 1995, reflecting the effects of the increased production from the properties acquired in 1995 and from new wells drilled. Oil and gas production expenses for the nine months ended September 30, 1996 were $7.83 per Boe and are expected to remain near this level for the remainder of the year.

     Gas gathering and processing expenses for the nine months ended September 30, 1996 increased 20% to approximately $26.4 million from approximately $21.9 million in the comparable period in 1995 due primarily to an increase in the purchase price paid to producers. Gas gathering and processing purchases usually fluctuate in ratio with gas gathering and processing revenues.

     Pro forma depletion, depreciation and amortization expense for the nine months ended September 30, 1996, increased 43% to approximately $20.8 million from approximately $14.6 million for the historical period in 1995 reflecting the increase in the carrying value of the Company's assets as a result of the Merger, the increase in oil production from acquisitions in 1995 and property development. Oil and gas depletion, depreciation and amortization expense increased from $4.35 per Boe for the nine months ended September 30, 1995, to $5.94 per Boe on a pro forma basis for the nine months ended September 30, 1996. The Company anticipates that the depletion, depreciation and amortization rate per Boe will be approximately $5.94 for 1996 absent significant additional acquisitions.

     General and administrative expenses for the nine months ended September 30, 1996 decreased 31% to approximately $1.6 million from approximately $2.4 million in the comparable period in 1995. This is primarily due to increased overhead charges billed to working interest owners on the properties acquired in 1995, being partially offset by additional employees needed as a result of acquisitions of oil and gas properties. The Company expects base general and administrative expenses, net of overhead recoveries, to remain near this level, absent significant additional acquisitions.

     Pro forma interest expense for the nine months ended September 30, 1996 increased 102% to approximately $12.8 million from approximately $6.3 million for the historical period in 1995, primarily due to increases in outstanding debt levels as a result of the Merger which reduced the Company's bank debt, but added $110.0 million of senior subordinated debt bearing interest at 10 1/2% . Also contributing to the increase were amounts borrowed during 1995 to fund development drilling and property acquisitions.

     The historical results of operations for the period ended February 16, 1996, include approximately $3.2 million of stock option compensation expense as a result of the replacement of certain outstanding options and warrants with new options subject to a lower exercise price. The historical results for the period ended September 30, 1996 include a writedown of oil and gas properties of approximately $83.3 million to the full cost pool ceiling based on product prices at the date of the Merger.

     Pro forma net income for the nine months ended September 30, 1996, was approximately $1.9 million compared to approximately $3.9 million for the historical period in 1995. This decrease resulted primarily from increases in depletion, depreciation and amortization and interest expense as a result of the Merger partially offset by an increase in oil production and higher oil and natural gas prices.

CHANGES IN PRICES AND HEDGING ACTIVITIES

     Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average oil price per Bbl during 1995 and at December 31, 1995, was $17.08 and $18.31, respectively. For the nine months ended September 30, 1996, the Company averaged $1.65 per barrel less (including an oil hedging price decrease of $.78 per barrel) and $.32 per Mcf less for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On October 31, 1996, the NYMEX closing price for the near month for oil and natural gas was $23.35 per barrel and $2.73 per Mcf, respectively.

     Pursuant to the loan agreements with Diamond Energy Operating Company's ("Diamond," a subsidiary of Coda) former primary lender, Diamond entered into an agreement with a refining and marketing company to sell a fixed number of barrels attributable to its share of production of liquid hydrocarbons from certain formerly secured properties at a price of $15.25 per barrel. The effect of this contract was to lower the Company's 1995 and first nine months of 1996 oil revenues by approximately $642,000 ($.41 per barrel) and $123,000 ($.05 per barrel), respectively. The commitment under this agreement was fulfilled during February 1996.

     In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company's operations, management has adopted a policy of hedging oil and natural gas prices through the use of commodity futures, options, and swap agreements whenever market prices are in excess of the prices anticipated in the Company's operating budget and profit plan. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to exchange-traded contract or master swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for courterparties, periodic settlements and mark-to-market valuations. The Company has not historically been required to provide any significant amount of collateral in connection with its hedging activities. The following table sets forth the barrels and weighted average NYMEX prices hedged under various swap agreements entered into as of September 30, 1996.



            Periods Covered              Barrels Hedged  Weighted Average Price
            ---------------              --------------- ----------------------
Three months ending December 31, 1996           135,000                  $18.97
Year ending December 31, 1997                   735,000                  $19.13

     As of September 30, 1996, the Company has open positions for sold call options covering 25,000 Bbls of oil per month at an option price of $20.00 per Bbl for the period from October 1996 to August 1997. In the event of a significant increase in the future NYMEX oil prices above the swap price for the periods covered by the swap, the Company may be required to utilize cash to fund margin accounts. During the nine months ended September 30, 1995 the Company's oil revenues were increased by $194,000 as a result of hedging transactions. During the periods ended February 16, 1996 and September 30, 1996 the Company's oil revenues were decreased by $14,000 and $2.0 million, respectively, as a result of hedging transactions.

     In connection with two swaps beginning January 1, 1997 covering 10,000 barrels per month and 15,000 barrels per month at a strike price of $19.41 and $19.00, respectively, which expire September 30, 1997 and December 31, 1997, respectively, the Company granted the counterparty a one day option at the expiration of the swap to extend the swap for an additional twelve months.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had cash and cash equivalents aggregating approximately $9.1 million and working capital of approximately $5.4 million. Cash provided by operating activities for the nine months ended September 30, 1996 increased to approximately $30.6 million compared to $18.7 million for the comparable period in 1995 due primarily to an increase in oil production and an oil price increase partially offset by an increase in interest expense. An increase in accrued interest accounts for $6.0 million of the increase in cash provided by operating activities. Excluding the impact of the Merger, cash flows used in investing activities decreased from $22.0 million for the nine months ended September 30, 1995 to $8.9 million for the comparable period in 1996, as a result of a higher level of additions to property and equipment in 1995. Investing activities in 1996 also include the impact of the purchase of Coda by JEDI. Cash flows provided by financing activities increased to $162.9 million for the nine months ended September 30, 1996 from $1.3 million for the comparable period in 1995, primarily due to financing transactions related to the Merger. See " --The Merger" below.

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

     The Company from time to time solicits bids for selected portions of its existing oil and natural gas properties which it believes are no longer suitable for its business strategy. Sales of properties in the past three years have not been material and no substantial sales of oil and gas properties are currently under consideration.

     On August 13, 1996, Coda entered into a letter of intent with respect to the possible sale of all of the issued and outstanding capital stock of its wholly owned subsidiary, Taurus Energy Corp. ("Taurus"), to EXCO Resources, Inc. ("EXCO"), a publicly held Texas corporation. The letter of intent is currently terminable by either party upon written notice to the other party without further obligation thereunder. There can be no assurance that Coda and EXCO will reach an agreement regarding the sale of Taurus or that, if such agreement is reached, the sale will be consummated. Coda is continuing discussions with EXCO and is studying other alternatives for maximizing the value of its investment in Taurus.

     The Company has development drilling programs designed for all its major operating areas. The Company has a revised capital spending budget of approximately $15 million in 1996, excluding property acquisitions, but is not contractually committed to expend these funds. During the first nine months of 1996, the Company incurred approximately $7.4 million of these costs. In addition, the Company is continuing to evaluate oil and natural gas properties for future acquisitions. Historically, the Company has used the public equity market (i) to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions and (ii) as a medium of exchange for other companies' capital stock or assets in connection with acquisitions. As a result of being 95% owned by JEDI (on a fully diluted basis), the Company does not expect to utilize the public equity market to finance acquisitions in the near term. Accordingly, any material expenditures in connection with acquisitions would require borrowing under the Company's credit facility or from other sources. There can be no assurance that such funds will be available to the Company. Furthermore, the Company's ability to borrow in the future is subject to restrictions imposed by the Company's credit facility and the Indenture as more fully described below.

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

     The Company incurred substantial indebtedness in connection with the Merger and is highly leveraged. As of September 30, 1996, the Company had total indebtedness of approximately $178.6 million and stockholders' equity (including preferred stock) of approximately $62.6 million. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the Credit Agreement will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on, its indebtedness, including the Notes. There can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make necessary capital expenditures. In addition, the Company anticipates that it is likely to find it necessary to refinance a portion of the principal amount of the Notes at or prior to their maturity. However, there can be no assurance that the Company will be able to obtain financing to complete a refinancing of the Notes.

    Credit Agreement

    On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (the "Credit Agreement"). The Credit Agreement is guaranteed by all of Coda's subsidiaries and provides for a revolving credit facility in an amount up to $250.0 million. The borrowing base is subject to redetermination: (i) semiannually, (ii) upon the sale of Taurus and (iii) upon issuance of public subordinated debt in an amount greater than $100.0 million. The lenders under the Credit Agreement have agreed to waive their right to redetermine the borrowing base with respect to the issuance of the Notes. The borrowing base was redetermined effective July 1, 1996 and remained at $115.0 million. At September 30, 1996, $68.0 million was outstanding under the Credit Agreement and $47.0 million was available for borrowing thereunder.

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

     So long as no default (as defined in the Credit Agreement) is continuing, the Company has the option of having all or any portion of the amount borrowed under the Credit Agreement be the subject of one of the following interest rates: (i) NationsBank's prime rate, (ii) the CD Rate plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base and
(iii) LIBOR plus 1 1/4% to 1 5/8% based upon the ratio of outstanding debt to the available borrowing base. The Company must also pay a commitment fee of between 0.375% to 0.425% on the unused portion of the credit facility. The Credit Agreement contains various restrictive covenants, including limitations on the granting of liens, restrictions on the issuance of additional debt, restrictions on investments, a requirement to maintain positive working capital, and restrictions on dividends and stock repurchases. The Credit Agreement also contains requirements that JEDI or certain affiliates of JEDI must continue to own a majority of the outstanding equity of Coda and must have the ability to elect the majority of the Board of Directors and that certain members of management maintain specified levels of equity ownership in Coda and continue their employment with the Company. The Credit Agreement matures on February 16, 2001.

     On August 1, 1996, the Company entered into the First Amendment to Credit Agreement (the "First Amendment") which in general reduced the Company's interest rate. The first amendment provides the Company the option of having all or any portion of the amount borrowed under the Credit Agreement be the subject of one of the following interest rates: (i) NationsBank's prime rate, (ii) the CD Rate plus 1% to 1 1/2% based upon the ratio of outstanding debt to the available borrowing base and (iii) LIBOR plus 1% to 1 1/2% based upon the ratio of outstanding debt to the available borrowing base. The Company must also pay a commitment fee of between 0.30% to 0.425% on the unused portion of the credit facility.

     10-1/2% Senior Subordinated Notes

     On March 18, 1996, the Company completed the sale of $110 million principal amount of 10 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds of the Notes were used to fully repay the JEDI debt assumed in the Merger and to partially repay bank debt. The Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the Indenture governing the Notes) of Coda, and are senior in right of payment to all future subordinated debt of the Company. The claims of the holders of the Notes are subordinated to Senior Debt, which, as of September 30, 1996, was $68.6 million.

     Coda's payment obligations under the Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by all of Coda's current subsidiaries and future Restricted Subsidiaries (as defined in the Indenture). Such guarantees are subordinated to the guarantees of Senior Debt issued by the Guarantors under the Credit Agreement and to other guarantees of Senior Debt issued in the future. All of Coda's current subsidiaries are wholly owned. There are currently no contractual restrictions on distributions from the Guarantors to Coda.

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

     15% Cumulative Preferred Stock

     Coda's Restated Certificate of Incorporation authorizes the issuance of up to 40,000 shares of Preferred Stock. In conjunction with the Merger, Coda issued 20,000 shares of Preferred Stock to JEDI for $20.0 million in cash. Shares of Preferred Stock in excess of such 20,000 shares shall be issuable only for the purpose of paying dividends on the Preferred Stock. The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. The payment of Preferred Stock dividends in cash is restricted by the Credit Agreement and the Indenture. As of September 30, 1996, the Preferred Stock had accumulated approximately $1.9 million in preferred dividends which had not been declared by the Board of Directors.

     As long as any shares of Preferred Stock are outstanding, no dividends whatsoever, whether paid in cash, stock or otherwise (except for dividends paid in shares of common stock, either in the form of a stock split or stock dividend), may be paid or declared, nor may any distribution be made, on any common stock of Coda to the holders of such stock, unless certain conditions are met.

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

     On August 13, 1996, Coda entered into a letter of intent with respect to the possible sale of all of the issued and outstanding capital stock of its wholly owned subsidiary, Taurus Energy Corp. ("Taurus"), to EXCO Resources, Inc. ("EXCO"), a publicly held Texas corporation. The letter of intent is currently terminable by either party upon written notice to the other party without further obligation thereunder. There can be no assurance that Coda and EXCO will reach an agreement regarding the sale of Taurus or that, if such agreement is reached, the sale will be consummated. Coda is continuing discussions with EXCO and is studying other alternatives for maximizing the value of its investment in Taurus.

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

    4.4 Indenture between Coda and Texas American Bank Dallas, as Trustee, dated September 1, 1985, as amended, governing Coda's 12% Senior Subordinated Debentures due 2000 filed as Exhibit 4.3 to Coda's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the " 1994 10-K"), and incorporated by reference herein.

    4.5 Credit Agreement, dated February 14, 1996, among the Company, NationsBank of Texas, N.A., individually and as agent ("NationsBank"), and additional lenders named therein, filed as Exhibit 4.5 to the 1996 Form S-4 and incorporated by reference herein.

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

   4.12  First Supplement to Indenture dated as of April 25, 1996 filed as
         Exhibit 4.12 the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the "June 1996 10-Q") and incorporated by reference herein amending the Indenture filed as
         Exhibit 4.1 above,

   4.13* First Amendment to Credit Agreement, dated August 1, 1996, among the
         Company, NationsBank and additional lenders named therein, amending the Credit Agreement filed as Exhibit 4.5 above.

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

   10.3 Agreement and Plan of Merger, entered into as of April 29, 1994 among Coda, Alliance Natural Gas, Inc., Taurus Energy Corp., and the shareholders of Taurus Energy Corp. more particularly identified therein, filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated April 29, 1994, as amended by Form 8-K/A No. 1, dated September 14, 1994 and Form 8-K/A No. 2, dated August 17, 1994, and incorporated by reference herein.

   10.4 Agreement and Plan of Merger, dated September 11, 1994, among Coda, DEO Acquisition Corp., DA Acquisition Corp. and Diamond, filed as Exhibit
         2.1 to Coda's Registration Statement on Form S-4, dated July 13, 1994 (No. 33-81532) (the "1994 Form S-4"), and incorporated by reference herein.

   10.5 Agreement of Coda to provide schedules to Agreement and Plan of Merger (Exhibit 10.6) omitted pursuant to Item 6.01 (b)(2) of Regulation S-K, and filed as Exhibit 2.4 to the 1994 Form S-4, and incorporated by reference herein .

   10.6 Form of First Amendment to the Agreement and Plan of Merger dated as of September 11, 1994 by and among Coda, DEO Acquisition Corp., DA Acquisition Corp. and Diamond, filed as Exhibit 2.5 to the 1994 Form S-4 and incorporated by reference herein.

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

   10.29 First Amendment to Credit Agreement, dated August 1, 1996, among the Company, NationsBank and additional lenders named therein filed as
          Exhibit 4.13 above.

   10.30* Limited Recourse Promissory Note dated July 31, 1996, in the original principal amount of $1,187,500.00 executed by Douglas H. Miller, payable to the Company.

   10.31* Amendment to Nonstatutory Stock Option Agreement dated July 31, 1996 between the Company and Douglas H. Miller amending the Nonstatutory Stock Option Agreement filed as Exhibit 10.24 above.

   27*    Financial Data Schedule.
-------------
   * Filed herewith


   (B)   Reports on Form 8-K


   Current Report on Form 8-K dated January 10, 1996.
      Item 5.  Other Events
               -Conditions to the effectiveness of the Merger Agreement have been satisfied.
               -Board of Directors Approves Second Amendment to this Merger
                Agreement.
               -Special Meeting of Stockholders to be held February 16, 1996.

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

                                CODA ENERGY, INC.
                                (Registrant)



                                By:  \s\ Grant W. Henderson
                                    ---------------------------------------
                                    Grant W. Henderson
                                    President and Chief Financial Officer


Date: November 8, 1996

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit No.  Description of Exhibit                                     Page No.
-----------  ----------------------                                     --------


 4.13* First Amendment to Credit Agreement, dated August 1, 1996, among the Company, NationsBank and additional lenders named therein, amending the Credit Agreement filed as Exhibit 4.5 above.

 10.30* Limited Recourse Promissory Note dated July 31, 1996, in the original principal amount of $1,187,500.00 executed by Douglas H. Miller, payable to the Company.

 10.31* Amendment to Nonstatutory Stock Option Agreement dated July 31, 1996 between the Company and Douglas H. Miller amending the Nonstatutory Stock Option Agreement filed as Exhibit 10.24 above.

 27.*        Financial Data Schedule.


-------------
 * Filed herewith