Form 10-K/A
period 1996-12-31
CODA ENERGY INC
filed 1997-03-31
CIK 356799

                               Form 10-K/A No. 1

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

All capitalized terms used herein shall have the meaning assigned thereto in the Company's Form 10-K for the fiscal year ended December 31, 1996.

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

     The executive officers and directors of the Company are listed below, together with a description of their experience and certain other information. Each of the directors serves for a one year term. Executive officers are appointed by the Board of Directors. The Company's Bylaws provide that the Chairman of the Board and the Vice Chairman of the Board (or the President if there is no Vice Chairman) shall be directors of the Company.

                               Held
                              Office
         Name            Age  Since            Position with the Registrant
       --------          ---  ------           ----------------------------
Douglas H. Miller         49    1989  Chief Executive Officer, Chairman of the Board
Jarl P. Johnson           67    1994  Chief Operating Officer, Vice Chairman of the
                                      Board
Grant W. Henderson        38    1993  President, Chief Financial Officer, Director
J. William Freeman        56    1990  Vice President - Engineering
J. W. Spencer, III        46    1991  Vice President - Operations
Randell A. Bodenhamer     42    1995  Vice President - Land
Richard B. Buy            45    1997  Director
Timothy J. Detmering      37    1997  Director
James V. Derrick, Jr.     52    1996  Director
C. John Thompson          43    1996  Director

Douglas H. Miller was elected Chairman of the Board and Chief Executive Officer
-----------------
in October 1989 and has served as a director since 1987. Mr. Miller also served as president of a securities broker-dealer which Mr. Miller sold in 1993.

Jarl P. Johnson has been active in the oil and gas industry since 1953.  Mr.
---------------
Johnson worked for Phillips Petroleum from 1953 to 1955, and for Kewanee Oil Co. from 1955 to 1978 where he served as Manager of Engineering for 14 years. He worked for Hamilton Brothers Oil company from 1978 to 1980 and was Vice President of Engineering. From 1980 to 1986 he was Vice President of Operations for Ensource Inc. Mr. Johnson formed his own company, PetroJarl, Inc., in 1986 to own non-operated oil and gas interests. He became President and a director of Diamond in October 1989.

Mr. Johnson joined the Company as Vice Chairman in 1994 in connection with the acquisition of Diamond and became Chief Operating Officer upon consummation of the Merger.

Grant W. Henderson  joined the Company in October 1993 as Executive Vice
------------------
President and Chief Financial Officer. He was elected a director of Coda in 1995 and became President of Coda upon consummation of the Merger. Mr. Henderson was previously employed by NationsBank, since 1981, last serving as a Senior Vice President in its Energy Banking Group.

J. William Freeman is a registered Professional Engineer in the State of Texas
------------------
and joined the Company in 1990 as its senior reservoir and economics engineer. Mr. Freeman has worked in the oil and gas industry for 29 years principally in the area of acquisitions of oil and gas properties. Prior to 1985 Mr. Freeman was employed by Gulf Oil Corporation. From 1985 to November 1989, Mr. Freeman worked as an independent oil and gas engineer.

J. W. Spencer III has been involved in production and reservoir engineering
-----------------
since 1973. From 1985 until March 1991, when he joined the Company as Vice President - Operations, he was Manager of Production for Conquest Exploration. Prior to 1985, Mr. Spencer was employed as an engineer by Gulf Oil Corporation.

Randell A. Bodenhamer joined the Company in 1994 as Executive Vice President of
---------------------
Diamond in conjunction with the Company's acquisition of Diamond. Mr. Bodenhamer was appointed Vice President--Land of the Company in August 1995. Prior to joining Diamond as an employee, Mr. Bodenhamer was owner of R.A. Bodenhamer & Associates, Inc., a Tulsa-based land service company. From 1986 through 1994, Mr. Bodenhamer worked primarily for Diamond acquiring and unitizing waterflood projects on its behalf.

Richard B. Buy is a Vice President in Enron Capital Management.  Mr. Buy is also
--------------
President and Principal at ECT's broker/dealer firm ECT Securities, Inc. Prior to joining Enron in April 1994, Mr. Buy was a Vice President at Bankers Trust. Mr. Buy is also a director of Mariner Energy, Inc.

Timothy J. Detmering is Vice President of ECT and has been with ECT since 1994.
--------------------
Previously he was with ARCO Oil and Gas Company and Wasserstein Perella & Company, Incorporated.

James V. Derrick, Jr.  is a Senior Vice President and General Counsel of Enron.
---------------------
He serves on the Management Committee of Enron and is a director of Enron Global Power & Pipelines LLC, a New York Stock Exchange-listed entity that owns interests in certain international pipeline and power projects. He has been associated with Enron since 1991. Mr. Derrick is also a director of Mariner Energy, Inc.

C. John Thompson has been employed by ECT since its inception in 1990, serving
----------------
as Vice President of the Domestic Corporate Finance Group. Previously, he was a Partner with James C. Cooper, Inc., an investment banking firm based in Houston, Texas.

                                 EMPLOYMENT AGREEMENTS

     Messrs. Douglas H. Miller, Jarl P. Johnson, Grant W. Henderson,
Randell A. Bodenhamer, J. William Freeman and J. W. Spencer, III, have entered into employment agreements (the "Employment Agreements") with the Company which became effective on February 16, 1996. The Employment Agreements are for a period of five years from February 16, 1996 (three years in the case of Messrs. Johnson and Spencer) and provide for the payment of base salaries, together with other benefits generally available to employees of the Company, and positions with the Company as set forth below:

       Name                    Position with the Company        Annual Base Salary
       ----                    -------------------------        ------------------
Randell A. Bodenhamer... Vice President - Land                            $145,000
J. William Freeman...... Vice President - Engineering                     $170,000
Grant W. Henderson...... President and Chief Financial Officer            $225,000
Jarl P. Johnson......... Vice Chairman of the Board and Chief             $250,000
                         Operating Officer
Douglas H. Miller....... Chairman of the Board and Chief                  $350,000
                         Executive Officer
J. W. Spencer, III...... Vice President - Operations                      $170,000

     Each of these persons would receive his salary for the remaining term of his Employment Agreement if the Company were to terminate his Employment Agreement other than for cause. The Employment Agreements provide that the employees agree not to compete with the Company for a period of six months after their voluntary termination or termination for cause; in the case of Mr. Miller, the covenant not to compete is for a period of two years, except that the noncompetition period is one year in the event of incapacity, involuntary termination other than for cause or his resignation due to a breach by the Company of Mr. Miller's Employment Agreement.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     Summary Compensation Table.  The following table sets forth the annual and
     --------------------------
long-term compensation for the Company's Chief Executive Officer and the four highest paid executive officers, as well as the total compensation paid to each individual during the Company's last three fiscal years. Such individuals are sometimes referred to as the "named executive officers."

                                                                               Long-term
                                                                              Compensation
                                                                            ----------------
                                      Annual Compensation                        Awards
                              --------------------------------------------------------------
                                                                                Securities
                                                       Other Annual             Underlying     All Other
Name and Principal                                     Compensation            Options/SARs    Compen-
     Position          Year   Salary($)   Bonus($)        ($)[3]                   (#)         sation($)
---------------------------------------------------------------------------------------------------------
Douglas H. Miller      1996   332,718     105,760           2,000     [4]        23,750[7]      7,160[9]
Chief Executive        1995   218,968      16,826          13,500     [4]           ---         7,340[10]
 Officer;              1994   201,469      15,938          12,000     [4]        28,865         7,131[11]
Chairman of the
 Board

Grant W. Henderson     1996   215,781      73,490           2,000     [4]         2,375[7]      5,391[12]
President;             1995   156,406      12,338           9,750     [4][5]    100,000[8]      5,335[13]
Chief Financial        1994   143,906      10,919             ---                20,620         4,958[14]
 Officer

Jarl P. Johnson[1]     1996   240,625      75,725           2,000     [4]         1,185[7]      7,733[15]
Chief Operating        1995   175,000       9,165          13,500     [4]           ---         7,627[16]
 Officer; Vice         1994    45,854      31,104[2]        1,500     [4][6]    108,750[8]      2,100[17]
 Chairman of the
 Board

J. William Freeman     1996   165,195      43,034             ---                 1,188[7]      7,160[18]
Vice President -       1995   136,304      10,759             ---                   ---         7,021[19]
 Engineering           1994   132,394       9,840             ---                18,980         2,100[20]

J. W. Spencer, III     1996   165,195      34,960             ---                 1,070[7]      7,160[21]
Vice President -       1995   136,304      11,034             ---                   ---         7,033[22]
 Operations            1994   132,394      10,755             ---                18,980         6,507[23]
---------------------------------------------------------------------------------------------------------

[1] Mr. Johnson's employment did not commence until September 30, 1994 when the Company acquired Diamond Energy Operating Company. Mr. Johnson's compensation is therefore reported from October 1, 1994 through December 31, 1996.

[2] Includes $27,936 paid to Mr. Johnson as compensation pursuant to the terms of the acquisition of Diamond Energy Operating Company.

[3] For each of the named executive officers, the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the officer's total annual salary and bonus.

[4] Director's fees paid by the Company of $12,000 per year (during 1994 as $6,000 in cash and $6,000 in Common Stock, calculated quarterly at the average market price per quarter, during 1995 as $9,000 in cash and $3,000 in Common Stock, calculated quarterly at the average market price per quarter and during 1996 as $2,000 cash). The cash portion of the director's fees is paid in the quarter earned while the stock portion of the director's fees is paid after the end of such quarter.

[5] Director's fees paid to Mr. Henderson were prorated to reflect his becoming a director on March 15, 1995.

[6] Director's fees paid to Mr. Johnson were prorated to reflect his becoming a director on September 30, 1994. Although Mr. Johnson accrued $3,000 in director's fees, only $1,500 of those fees were paid in fiscal year 1994. See Note [4].

[7] Represents options to purchase shares of Coda common stock (the "Replacement Options") issued pursuant to a subscription agreement among CAI and the Management Group (the "Subscription Agreement") which provided that certain options to purchase common stock of Coda prior to the Merger held by certain members of the Management Group (the "Specified Options") and certain warrants to purchase common stock of Coda prior to the Merger held by certain members of the Management Group (the "Specified Warrants") would not be exercised prior to the effective time of the Merger and would, as of the effective time, be canceled without exercise and without payment of consideration. The Nonstatutory Stock Option Agreements ("NSOA") governing the Replacement Options provide for the right for a period of 10 years from and after the effective time of the Merger to purchase shares of Coda common stock for $0.01 per share. However, the Replacement Options may only be exercised while the holder remains an employee and for a limited period of time thereafter. The number of shares of Coda common stock underlying the Replacement Options each member of the Management Group received is based on the amount of cash the holder would have received if his Specified Options or Specified Warrants had been converted into cash in the Merger on the same basis as other outstanding options and warrants to purchase common stock were converted, divided by the $100 per share purchase price paid by JEDI and the other Management Group members for their shares of CAI common stock. Thus, if the Replacement Options are exercised, the holders will have effectively paid the same purchase price per share as JEDI and the Management Group paid for their shares of common stock of Coda.

                       Specified    Specified   Replacement
                        Options     Warrants      Options
                      # of Shares  # of Shares  # of Shares
                      -----------  -----------  -----------
Douglas H. Miller             ---      500,000       23,750

Grant W. Henderson         28,924      100,000        2,375

Jarl P. Johnson             8,706      100,000        1,185

J. William Freeman         40,950          ---        1,188

J. W. Spencer III          19,458          ---        1,070

[8] Includes a warrant for the purchase of up to 100,000 shares which is awarded to each director of the Company on the date of his election or selection and vests 25,000 shares per year beginning on the first anniversary of the grant.

[9] Includes $6,750 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[10] Includes $6,930 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[11] Includes $6,742 attributable to the Company's matching contribution to its 401(k) Plan; and, $389 paid by the Company for term life insurance premium.

[12] Includes $4,981 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[13] Includes $4,925 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[14] Includes $4,569 attributable to the Company's matching contribution to its 401(k) Plan; and, $389 paid by the Company for term life insurance premium.

[15] Includes $7,323 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[16] Includes $7,217 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[17] Constitutes $2,100 paid by the Company for term life insurance premium.

[18] Includes $6,750 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[19] Includes $6,611 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[20] Includes $6,401 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[21] Includes $6,750 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[22] Includes $6,623 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

[23] Includes $6,097 attributable to the Company's matching contribution to its 401(k) Plan; and, $410 paid by the Company for term life insurance premium.

-----------------------------------------------------------------------------------------------------------------
                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                               Annual Rates of
                                                                                                 Stock Price
                        Number of      % of Total                                             Appreciation for
                       Securities     Options/SARs   Exercise                                    Option Term
                       Underlying      Granted to     or Base   Market Price                   (in thousands)
                      Options/SARs     Employees       Price     on Date of    Expiration   ---------------------
       Name           Granted  (#)   In Fiscal Year   ($/Sh)     Grant ($)        Date       0%($)   5%($)  10%($)
       ----           ------------   --------------  --------   ------------   ----------   -----   -----   -----
Douglas H. Miller         23,750           74           .01          100        2/16/2006   2,375   3,869   6,160

Grant W.                   2,375            7           .01          100        2/16/2006     238     387     616
 Henderson

Jarl P. Johnson            1,185            4           .01          100        2/16/2006     119     193     307

J. William Freeman         1,188            4           .01          100        2/16/2006     119     194     308

J. W. Spencer, III         1,070            3           .01          100        2/16/2006     107     174     278
-----------------------------------------------------------------------------------------------------------------

     The above represents Replacement Options issued pursuant to the Subscription Agreement which provided that the Specified Options and Specified Warrants would not be exercised prior to the effective time of the Merger and would, as of the effective time, be canceled without exercise and without payment of consideration. The NSOA governing the Replacement Options provide for the right for a period of 10 years from and after the effective time of the Merger to purchase shares of CEI common stock for $0.01 per share. However, the Replacement Options may only be exercised while the holder remains an employee and for a limited period of time thereafter. The number of shares of Coda common stock underlying the Replacement Options each member of the Management Group received is based on the amount of cash the holder would have received if his Specified Options or Specified Warrants had been converted into cash in the Merger on the same basis as other outstanding options and warrants to purchase common stock were converted, divided by the $100 per share purchase price paid by JEDI and the other Management Group members for their shares of CAI common stock. Thus, if the Replacement Options are exercised, the holders will have effectively paid the same purchase price per share as JEDI and the Management Group paid for their shares of common stock of Coda.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
                                  END OPTION/SAR VALUES
------------------------------------------------------------------------------------------------
                                                 Number of securities     Value of unexercised
                                                underlying unexercised        in-the-money
                          Shares       Value     options/SARs at FY-        options/SARs at
                       acquired on    realized    end (#)exercisable/    FY-end ($) exercisable/
Name                  exercise(#)[1]   ($) [1]      unexercisable           unexercisable[2]
--------------------  --------------   -------  ----------------------   -----------------------
Douglas H. Miller          77,615      264,223        23,750 / --                  n/a

Grant W. Henderson         16,696       29,361         2,375 / --                  n/a

Jarl P. Johnson                44           94         1,185 / --                  n/a

J. William Freeman          4,530       12,239         1,188 / --                  n/a

J. W. Spencer, III         51,022      161,539         1,070 / --                  n/a
------------------------------------------------------------------------------------------------

[1] As a result of the Merger, all outstanding options and warrants were fully vested and the holders thereof were entitled to receive the difference between $7.75 per share and the exercise price for each share represented by the options and warrants. The share and value numbers reflect the shares represented by options and warrants that were converted into the right to receive cash and the net cash paid, respectively, and do not reflect the Specified Options and Specified Warrants that were converted into the Replacement Options.

[2] Coda's common stock is not currently traded on any market. Therefore fair market value is not available.

                            DIRECTORS' COMPENSATION

     Following completion of the Merger, members of the Company's Board of Directors do not receive compensation for any services provided in their capacities as directors, other than the reimbursement of expenses directly incurred in connection with their service as directors.

     Prior to completion of the Merger, the directors were compensated pursuant to the terms of the Compensation Plan for Directors adopted during 1990 (the "Plan"), which applied equally to non-employee directors and directors who were also employees of the Company. The Plan provided a quarterly Director's fee of $3,000, half in cash and half in Common Stock (at the average market price for the quarter), plus the one-time grant to each Director of a warrant to purchase up to 100,000 shares of Common Stock, at an exercise price equal to the greater of $3.00 per share or the closing trade price on the date of the grant. Pursuant to the Merger, each of the outstanding warrants (irrespective of whether or not such warrant was currently exercisable) was canceled in exchange for either (i) the cash payment of the "in-the-money" position of the warrant or (ii) equity positions with the Company following the Merger.

     Pursuant to the Plan, the cash portion of the director's compensation was paid monthly in the month earned. The stock portion of the director's compensation was paid quarterly, at the beginning of the quarter immediately following the quarter in which the compensation was earned. The Plan was amended on September 27, 1995, to provide that, effective July 1, 1995 all of the compensation was to be paid in cash. During 1996, each Director was paid $2,000 in cash under the Plan. Additionally, Messrs. Earl Ellis, David Keener and Worthy Warnack received $20,000, $15,000 and $15,000, respectively, for their service on the Board of Directors' Special Committee which was formed in April 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors has not appointed a compensation committee. The base compensation for all executive officers is determined pursuant to their employment agreements. Douglas H. Miller, Grant W. Henderson and Jarl P. Johnson participated in deliberations concerning executive officer bonuses during the year ended December 31, 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth the name and address of each stockholder of the Company who is known by the Company to beneficially own more than five percent of the Company's outstanding common stock, the number of shares beneficially owned by each, and the percentage of outstanding common stock so owned, as of February 28, 1997. As of February 28, 1997, there were 913,611 shares of common stock outstanding.

-----------------------------------------------------------------------------
                                                      Amount of     Percent
                   Name and Address of Beneficial    Beneficial        of
 Title of Class                Owner                Ownership[1]     Class
-----------------------------------------------------------------------------
Common Stock      Joint Energy Development           900,000         98.5
                  Investments Limited Partnership
                  1400 Smith Street
                  Houston, Texas 77002
-----------------------------------------------------------------------------

[1] All shares are owned directly by the named person and he has sole voting and investment power with respect to such shares.

     The table appearing below sets forth information as of February 28, 1997, with respect to shares of common stock beneficially owned by each of the Company's directors, the Company's Chief Executive Officer and the four other most highly compensated executive officers, and all directors and executive officers as a group, and the percent of the outstanding common stock so owned by each.

                                                     Amount and
                                                     Nature of      Percent
                        Directors and Names         Beneficial         of
 Title of Class         Executive Officers         Ownership [1]     Class
-----------------------------------------------------------------------------
Common Stock      Douglas H. Miller                   23,750[2]       2.53
Common Stock      Jarl P. Johnson                      3,800[3]        [8]
Common Stock      Grant W. Henderson                   4,750[4]        [8]
Common Stock      J. William Freeman                   2,375[5]        [8]
Common Stock      J. W. Spencer, III                   2,375[6]        [8]
Common Stock      Richard B. Buy                              0          0
Common Stock      Timothy J. Detmering                        0          0
Common Stock      James V. Derrick, Jr.                       0          0
Common Stock      C. John Thompson                            0          0
-----------------------------------------------------------------------------
Common Stock      All directors and executive         39,425[7]        4.2
                  officers as a group (10 persons)
-----------------------------------------------------------------------------

[1] Unless otherwise indicated, all shares are owned directly by the named person and he has sole voting and investment power with respect to such shares.

[2]  Includes options to purchase 23,750 shares exercisable within 60 days.

[3]  Includes options to purchase 1,185 shares exercisable within 60 days.

[4]  Includes options to purchase 2,375 shares exercisable within 60 days.

[5]  Includes options to purchase 1,188 shares exercisable within 60 days.

[6]  Includes options to purchase 1,070 shares exercisable within 60 days.

[7] Includes all options referenced in notes [2] through [6] above; 2,216 shares held directly by other executive officers of the Company and options to purchase 159 shares exercisable within 60 days held by other executive officers of the Company.

[8]  Less than one percent.


Item 13.  CERTAIN TRANSACTIONS
          --------------------

CERTAIN INDEBTEDNESS

     Douglas H. Miller, Chairman of the Board and Chief Executive Officer of the Company, was indebted to the Company in an aggregate amount of $90,105 as of February 19, 1996 represented the highest outstanding balance owned by Mr. Miller to the Company in 1996. The indebtedness consisted of three promissory notes, dated as of May 31, 1992, October 1, 1994, and May 31, 1995, in the original principal amounts of $19,022, $19,250 and $69,526, respectively. The October 1, 1994 note bears interest at 3.75%, and the remaining two notes bore interest at the prime rate charged by NationsBank plus one percent. Except for the October 1, 1994 promissory note, the proceeds from which were used to purchase Common Stock under the Company's 1994 Employee Stock Purchase Plan, all indebtedness represented Mr. Miller's miscellaneous personal expenses. On February 20, 1996, Mr. Miller repaid the Company an aggregate amount of $90,105 representing all indebtedness owed by Mr. Miller to the Company.

     During August 1996, Mr. Miller received $738,000 pursuant to a Limited Recourse Promissory Note in the original principal amount of $1,188,000 (the "Miller Note"). The Miller Note bears interest at 6.74% per annum with final maturity on February 16, 2001, and provides that in no event will Mr. Miller's liability thereunder (after the sale and disposition of all collateral securing same) exceed 35% of the original principal balance of the Miller Note. In connection with the execution of the Miller Note, the Company and Mr. Miller entered into an amendment of Mr. Miller's NSOA which prohibits the exercise of the option until all amounts due under the Miller Note have been paid in full.

SUBSCRIPTION AGREEMENT

     CAI entered into a Subscription Agreement with members of the Management Group which provided for the acquisition by such person of CAI common stock and the grant to them of the Replacement Options. Under the Subscription Agreement, each member of the Management Group who acquired CAI common stock paid $100 per share for shares thereof, which is the same price per share paid by JEDI for the remaining shares of CAI common stock. Under the Subscription Agreement, the Management Group acquired CAI common stock immediately prior to the effective time of the Merger in exchange for varying combinations of (i) proceeds from limited recourse promissory notes payable to CAI in the aggregate principal amount of $917,000 (the "Promissory Notes"), (ii) Common Stock, which was valued for this purpose at $7.75 per share, and (iii) cash. The CAI common stock so acquired was not registered under the Securities Act or any state securities laws and did not have the benefit of any registration rights, but is subject to the Stockholders Agreement described below. See "-Stockholders Agreement." By virtue of the Merger, each share of CAI common stock was converted into one share of Coda common stock.

     The Subscription Agreement provided that the Specified Options and Specified Warrants would not be exercised prior to the effective time of the Merger and would, as of the effective time, be canceled without exercise and without payment of consideration. Concurrently, the Management Group entered into NSOA governing the Replacement Options that provided for the right for a period of 10 years from and after the effective time of the Merger to purchase shares of Coda common stock for $0.01 per share. However, the Replacement Options may only be exercised while the holder remains an employee and for a limited period of time thereafter. The number of shares of Coda common stock underlying the Replacement Options each member of the Management Group received is based on the amount of cash the holder would have received if his Specified Options or Specified Warrants had been converted into cash in the Merger on the same basis as other outstanding options and warrants to purchase common stock were converted, divided by the $100 per share purchase price paid by JEDI and the other Management Group members for their shares of CAI common stock. Thus, if the Replacement Options are exercised, the holders will have effectively paid the same purchase price per share as JEDI and the Management Group paid for their shares of common stock of Coda.

     The Promissory Notes will be due on February 16, 2001, bear interest at 5.61%, are secured by the Company common stock purchased with the proceeds thereof and certain rights of the maker under the Stockholders Agreement described below, and provide that in no event will an individual maker's liability thereunder for any deficiency on his respective Promissory Note (after the sale or disposition of all collateral securing same) exceed 35% of the original principal balance of the Promissory Note. Messrs. Randell A. Bodenhamer, J. William Freeman, Grant W. Henderson and J. W. Spencer, III were indebted to the Company pursuant to these promissory notes in the principal amounts of $118,700, $118,700, $237,500 and $118,700, respectively.

STOCKHOLDERS AGREEMENT

     CAI, JEDI and the Management Group entered into a Stockholders Agreement dated as of October 30, 1995, as amended by Amendment No.1 to Stockholders Agreement dated as of January 10, 1996 (as amended, the "Stockholders Agreement"), which provides generally that all parties, including JEDI and the Management Group, (i) have rights of first refusal to acquire additional shares of common stock of Coda that may be issued by Coda and (ii) are restricted from transferring their

Coda common stock. Coda has a right to match any third party offer to purchase shares of Coda common stock from any stockholder, and, in the event that Coda does not purchase those shares, the other stockholders may have a right to include a pro rata portion of their Coda common stock in the transaction. The Stockholders Agreement provides that, if the employment of a member of the Management Group terminates for any reason (including death or disability) other that his voluntary termination (except upon retirement at age 65 or older or the expiration of the term of any employment agreement he has with Coda) or his termination by Coda for cause, then Coda shall have a right to purchase such member's shares of Coda common stock at a purchase price to be determined from time to time by Coda pursuant to a formula that values the shares on the basis of a comparison of the discretionary cash flow and EBITDA (as defined therein) of the Company and a group of peer companies. The Stockholders Agreement also provides that, if the employment of a member of the Management Group terminates for any reason other than voluntary termination or termination of such member for cause, then such member shall have the right to require Coda to purchase such member's shares of Coda common stock based on the previously described formula. The purchase price under the formula will vary depending on the financial performance of the Company and the group of peer companies. The Stockholders Agreement provides that each member of the Management Group shall have the right (the "Special Management Rights") to receive from JEDI, upon the occurrence of certain events (generally an initial public offering, a business combination with another person or the liquidation of Coda) (each, a "Trigger Event"), an amount, which is payable in cash or additional shares of Coda common stock depending upon the cause of the Trigger Event, designed to result in the Management Group receiving in connection with the Trigger Event one-third of the proceeds attributable to the shares of Coda common stock purchased by JEDI, above the amount of proceeds necessary for JEDI to achieve an internal annual rate of return on that investment of 15%. The individual member's interest in such Special Management Rights is proportional to such member's ownership of the fully diluted common stock of Coda. The Stockholders Agreement also provides that if the employment of a member of the Management Group terminated, his Special Management Right shall terminate and , if the termination is other that a voluntary termination or a termination for cause, he may be entitled to receive an amount based on the discretionary cash flow and EBITDA formula discussed above. The Stockholders Agreement further provides that, after the effective time of the Merger, Coda will establish an employee benefit plan for the benefit of its employees who are not members of the Management Group and will contribute to the plan 1,900 shares of Coda common stock. Furthermore, pursuant to the Stockholders Agreement, 4% of the Special Management Rights will be allocated thereto.

     The Stockholders Agreement will terminate and no party thereto will have any further obligations or rights thereunder upon the earliest to occur of (i) the termination of the Merger Agreement in accordance with it terms, (ii) October 30, 2005, (iii) the date on which an initial public offering of Coda common stock or any business transaction involving Coda whereby Coda common stock becomes a publicly traded security is consummated, (iv) the date of the dissolution, liquidations or winding-up of Coda and (v) the date of the delivery to Coda of a written termination notice executed by certain parties to the Stockholders Agreement.

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

     Certain of Enron's affiliates purchase oil and gas from the Company. Management of the Company has determined that the contracts for sale of oil and gas to Enron affiliates have been entered into on terms no less favorable that those available from third parties after receiving competitive bids from third parties. Enron affiliates paid the Company approximately $24.1 million under such contracts for the 319 day period from February 17, 1996 to December 31, 1996.

     The Company has entered into two fixed price oil swaps with ECT. One swap covers the period from January 1, 1995 through June 30, 1997 at a strike price of $19.05 covering 15,000 barrels per month. The other covers the period from January 1, 1997 through December 31, 1997 at a strike price of $19.55 covering 10,000 barrels per month. Management of the Company had determined that both swaps were entered into on terms no less favorable than those available from third parties after receiving competitive bids from third partes. The Company paid ECT approximately $539,000 under such contracts for the 319 day period from February 17, 1996 to December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CODA ENERGY, INC.
                         (Registrant)


                         By:  /s/    Douglas H. Miller
                            ---------------------------------------------------
                            Douglas H. Miller
                            Chief Executive Officer
DATE:   March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

            Name                              Capacities
------------------------------    ----------------------------------


/s/ Douglas H. Miller             Chairman of the Board and Chief
------------------------------    Executive Officer
Douglas H. Miller

                                  President, Chief Financial Officer
/s/ Grant W. Henderson*           (Principal Financial and Accounting
------------------------------    Officer) and Director
Grant W. Henderson


/s/ Jarl P. Johnson*              Vice Chairman of the Board and
------------------------------    Chief Operating Officer
Jarl P. Johnson


/s/ Richard B. Buy*
------------------------------    Director
Richard B. Buy


/s/ Timothy J. Detmering*
------------------------------    Director
Timothy J. Detmering


/s/ James V. Derrick, Jr.*
------------------------------    Director
James V. Derrick, Jr.


/s/ C. John Thompson*
------------------------------    Director
C. John Thompson

* Executed on behalf of the indicated person by Douglas H. Miller, duly appointed attorney-in-fact.

By: /s/ Douglas H. Miller
    -----------------------------------
    Douglas H. Miller
    Attorney-in-fact