Form 10-K/A
period 1996-12-31
CODA ENERGY INC
filed 1997-04-07
CIK 356799

                               FORM 10-K\A NO.2

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
           -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO
                                               -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

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

  As a result of its acquisition and exploitation activities, the Company has shown significant growth in reserves, production and EBITDA (earnings before interest, income taxes and depletion, depreciation and amortization and in 1996 before non-cash stock option compensation expense) the last three years. Since January 1, 1994, the Company has purchased properties for an aggregate cost of $70.0 million. Proved reserves have increased from 36.1 Mmboe at January 1, 1994 to 49.5 Mmboe at December 31, 1996. The present value of estimated future net revenues of the Company's proved reserves discounted at 10% has increased from $217.5 million at December 31, 1994, to $447.9 million at December 31, 1996, while the Company received $107.5 million in oil and gas revenues, net of operating expenses during that period. Average net daily production has increased from 9,534 BOE in 1994 to 10,997 BOE for 1996. EBITDA increased at a 37% compound annual growth rate from $27.6 million in 1994 to $52.0 in 1996. The Company operated 2,265 of the 2,983 gross producing and water injection wells in which it owned an interest as of December 31, 1996.

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

  Secondary recovery projects have represented the Company's primary development focus over the past four years. Generally, "secondary recovery" refers to methods of oil extraction in which fluid or gas (usually water, natural gas or CO//2//) is injected into a formation through input (injector) wells, and oil is removed from surrounding wells. "Waterflooding" is one proven method of secondary recovery in which water is injected into an oil reservoir for the purpose of forcing the oil out of the reservoir rock and into the bore of a producing well. Waterflood projects are engineered to suit the type of reservoir, depth and condition of the field. The Company has considerable experience with and actively employs waterflood techniques in many of its fields in order to stimulate production.

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

DEVELOPMENT PROJECTS

  CROOKED CREEK PROSPECT - The Company's study of the Cleveland reservoir in the Crooked Creek prospect began in early 1995. The Company acquired its first interest in the field in September 1995. Unitization efforts are currently underway. The leases the Company either owns or has commitments on will give the Company a 74% working interest in the proposed unit.

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

  OAKDALE REDFORK UNIT - In 1989 in its search for attractive secondary recovery candidates, the Company recognized the waterflood potential of the Red Fork sand in the Oakdale Field. The Company acquired its first interest in the field in May 1990 and continued to actively acquire additional interest through the April 1991 unitization and initial development stages of the project. The May 1995 acquisition of a 29.4% interest was the last acquisition of significant interest in the field. The Company currently has an 88.9% working interest in the project.

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

  SHAFTER LAKE SAN ANDRES UNIT - On January 1, 1993, the Company became the operator of the Shafter Lake San Andres Unit ("SLSAU") in Andrews County, Texas by acquiring a 49% working interest in the SLSAU from the prior operator. This property was part of a large acquisition made from a major oil company. The Company has since increased its working interest to over 62% in eleven separate transactions. The SLSAU was unitized in 1967 and water injection began in 1968 on this 12,720 acre Unit.

  When the Company became the operator in January 1993, the SLSAU produced 728 barrels of oil and 150 Mcf of gas per day. In 1993, the Company expanded the east-west drive waterflood pattern by converting eight wells to water injection. The Company continued expanding this pattern in 1994, 1995 and 1996 by drilling 27 additional producing wells and converting 26 wells to water injection. In December 1996, average daily production was 881 barrels of oil and 280 Mcf of gas from 117 producing wells and 40 injection wells.

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

===================================================================================================
                                          TAURUS ENERGY CORP.
                                               REVENUES
                                            (in thousands)
===================================================================================================
                                                                                     Pro forma
                                                         47 days       319 days         year
                                                          ended          ended         ended
                          Year ended December 31,      February 16,  December 31,   December 31,
                         -------------------------     ------------  -------------  ------------
                                                       (Unaudited)                   (Unaudited)
                            1994           1995           1996           1996           1996
                            ----           ----           ----           ----           ----
Gas Sales                  $12,261        $21,038        $3,487         $25,243        $28,730

Natural Gas
        Liquids Sales        7,771         14,597         1,862          14,283         16,145

Operating
        Margin               2,724          5,161           755           6,728          7,483
---------------------------------------------------------------------------------------------------

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

  Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Re serve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For further information, see Note 14 of Notes to Consolidated Financial Statements.

PROVED OIL AND GAS RESERVES

  The following table sets forth proved reserves considered to be economically recoverable under normal operating methods and existing conditions, at prices and operating costs prevailing at the date thereof.

=============================================================================
                        PROVED OIL AND GAS RESERVES
                              (000's omitted)
=============================================================================
                                          December 31,
                       ---------------------------------------------------
                            1994              1995              1996
                       ---------------   ---------------   ---------------
                        Oil      Gas      Oil      Gas      Oil      Gas
                       (Bbls)   (Mcf)    (Bbls)   (Mcf)    (Bbls)   (Mcf)
                       ------   ------   ------   ------   ------   ------
Proved Developed
  Reserves...........  20,151   32,890   25,877   31,496   33,895   33,255

Proved Undeveloped
  Reserves...........  19,056    6,918   16,713    5,634    9,142    5,790
                       ------   ------   ------   ------   ------   ------
Total Proved
  Reserves...........  39,207   39,808   42,590   37,130   43,037   39,045
                       ======   ======   ======   ======   ======   ======
-----------------------------------------------------------------------------

Definition of Reserves -- The reserve categories are summarized as follows:

  Proved developed reserves are those quantities of crude oil, natural gas
  -------------------------
and natural gas liquids which, upon analysis of geological and engineering data, are expected with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. This classification includes: (a) proved developed producing reserves which are
                                  --------------------------
those expected to be recovered from currently producing zones under continuation of present operating methods; and (b) proved developed non-producing reserves
                                      ------------------------------
which consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack of market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.

  Proved undeveloped reserves are those reserves which may be expected either
  ---------------------------
from existing wells that will require a major expenditure to develop or from undrilled acreage adjacent to productive units which are reasonably certain of production when drilled.

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

                           OIL AND GAS OPERATIONS DATA

  The following table sets forth the total gross and net productive wells in which the Company owned an interest as of December 31, 1996. The oil well category includes 599 gross and 439 net active water injection and utility wells which are necessary for the operation of the Company's waterflood projects.

                  ========================================
                              PRODUCTIVE WELLS
                  ========================================

                                 Gross/1/     Net/1/
                                ----------  ----------
                                 Oil   Gas   Oil   Gas
                                -----  ---  -----  ---

                    Texas       2,396   17  1,829    9
                    Oklahoma      468   24    280    9
                    Kansas         67    6     62    4
                    Other           5   --      1   --
                                -----  ---  -----  ---
                                2,936   47  2,172   22
                                =====  ===  =====  ===
                  ----------------------------------------

         1 The number of gross wells is the total number of wells in which a fractional working interest is owned. The number of net wells is the sum of the fraction al working interests owned by the Company in gross wells. Includes wells with multiple completions.

  The following table shows the net production attributable to the Company's oil and gas interests, the average sales price per barrel of oil and Mcf of natural gas and the average production and depletion, depreciation and amortization expenses attributable to the Company's oil and gas production for the periods indicated.

======================================================================================
                                PRODUCTION ECONOMICS
======================================================================================
                                              47 days       319 days     Pro forma
                               Year ended      ended         ended       year ended
                              December 31,  February 16,  December 31,  December 31,
                             --------------
                              1994    1995     1996          1996        1996/ 1/
                             ------  ------   ------        ------       ---------
Oil and Gas Production
----------------------

Oil (MBbls)                  2,650   3,165      405         2,974           3,379
Natural Gas (MMcf)           4,982   4,416      500         3,310           3,810

Average Sales Prices/2/
-----------------------

 Oil (Per Bbl)              $15.86  $17.08   $17.57        $20.58          $20.22
 Natural Gas (Per Mcf)        1.74    1.57     1.82          2.28            2.22

Average Production
------------------
   Cost/3/
   -------

 Per BOE/4/                  $6.22   $6.95    $7.34         $8.11           $8.01
 Per dollar of sales           .43     .44      .44           .42             .42

Depletion, Depreciation
-----------------------
  and Amortization
  ----------------

 Per BOE/4/                  $4.27   $4.33    $4.40         $5.89           $5.90
 Per dollar of sales           .29     .28      .27           .30             .31
--------------------------------------------------------------------------------------

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

                    ======================================================================
                                             DRILLING ACTIVITIES
                    ======================================================================
                                                                              319 days
                                          Year ended December 31,              ended
                                     ----------------------------------     December 31,
                                           1994              1995               1996
                                     ----------------  ----------------  ----------------
                                     Gross/1/  Net/1/  Gross/1/  Net/1/  Gross/1/  Net/1/
                                     --------  ------  --------  ------  --------  ------
                     Exploratory:
                       Oil                 --      --        --      --        --      --
                       Gas                  1    0.38         2    0.75        --      --
                       Dry                 --      --        --      --        --      --
                                           --   -----       ---   -----        --      --
                       Total                1    0.38         2    0.75        --      --
                                           ==   =====       ===   =====        ==      ==

                     Development:
                       Oil                 26   12.07       109   98.88        21      17
                       Gas                 --      --        --      --         4       2
                       Dry                 --      --        --      --        --      --
                                           --   -----       ---   -----        --      --
                       Total               26   12.07       109   98.88        25      19
                                           ==   =====       ===   =====        ==      ==

                     Total:
                       Oil                 26   12.07       109   98.88        21      17
                       Gas                  1    0.38         2    0.75         4       2
                       Dry                 --      --        --      --        --      --
                                           --   -----       ---   -----        --      --
                       Total               27   12.45       111   99.63        25      19
                                           ==   =====       ===   =====        ==      ==
                    ----------------------------------------------------------------------

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

                    ==============================
                          LEASEHOLD ACREAGE
                    ==============================
                                      Developed
                                   ---------------
                                    Gross    Net
                                   -------  ------
                       Texas        48,273  24,940
                       Oklahoma     95,315  54,492
                       Kansas       16,359  13,872
                       Other         5,317   1,817
                                   -------  ------

                         Total     165,264  95,121
                                   =======  ======
                    ------------------------------

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



                                           CODA ENERGY, INC.
                                           (Registrant)


                                           By:  /s/    Grant W. Henderson
                                              ----------------------------------
                                           Grant W. Henderson
                                           Chief Financial Officer

 DATE:   April 4, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

           Name                               Capacities
------------------------------         -----------------------


                                  Chairman of the Board and Chief
/s/ Douglas H. Miller*            Executive Officer
------------------------------
Douglas H. Miller


                                  President, Chief Financial Officer
                                  (Principal Financial and Accounting
/s/ Grant W. Henderson            Officer) and Director
------------------------------
Grant W. Henderson

                                  Vice Chairman of the Board and Chief
/s/ Jarl P. Johnson*              Operating Officer
------------------------------
Jarl P. Johnson*


/s/ Richard B. Buy*               Director
------------------------------
Richard B. Buy


/s/ Timothy J. Detmering*         Director
------------------------------
 Timothy J. Detmering


/s/ James V. Derrick, Jr.*        Director
------------------------------
James V. Derrick, Jr.


/s/ C. John Thompson*             Director
------------------------------
C. John Thompson

* Executed on behalf of the indicated person by Douglas H. Miller, duly appointed attorney-in-fact.

By:  /s/ Grant W. Henderson
   ---------------------------
   Granr W. Henderson
   Attorney-in-fact