Form 10-Q
period 1997-03-31
CODA ENERGY INC
filed 1997-05-13
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended MARCH 31, 1997

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


 Common Stock, $.01 Par Value                               913,611 Shares
                                                      Outstanding at May 1, 1997

                        PART I - FINANCIAL INFORMATION

                             FINANCIAL STATEMENTS

                      CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                (in thousands)

                                                         March 31,
                                              December     1997
                                                 31,    (Unaudited)
                                                1996
                                              --------   ---------
Current Assets:
 Cash and cash equivalents                    $  7,994   $  8,150
 Accounts receivable - revenue                  14,432     10,884
 Accounts receivable - joint interest
  and other                                      1,673      2,029
 Other current assets                            1,046      1,077
                                              --------   --------
                                                25,145     22,140
                                              --------   --------

Oil and gas properties (full cost
 accounting method):
 Proved oil and gas properties                 249,693    266,109
 Unproved oil and gas properties                 1,000      1,000
 Less accumulated depletion,
  depreciation and amortization                (20,757)   (26,447)
                                              --------   --------

                                               229,936    240,662
                                              --------   --------

Gas plants and gathering systems                34,258     35,448
 Less accumulated depreciation                  (2,305)    (2,967)
                                              --------   --------
                                                31,953     32,481
                                              --------   --------

Other properties and assets, net                 8,536      8,386
                                              --------   --------
                                              $295,570   $303,669
                                              ========   ========



                See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                            (dollars in thousands)

                                                                    March 31,
                                                    December 31,       1997
                                                        1996       (Unaudited)
                                                    ------------   -----------
Current liabilities:
 Current maturities of long-term debt and notes
  payable                                               $    120      $    ---
 Accounts payable - trade                                  8,934         7,120
 Accounts payable - revenue and other                      5,210         4,612
 Accrued interest                                          3,366         5,997
 Income taxes payable                                        579           306
                                                        --------      --------
                                                          18,209        18,035
                                                        --------      --------

Long-term debt - less current maturities                  64,966        71,100
                                                        --------      --------

10 1/2% Senior Subordinated Notes                        110,000       110,000
                                                        --------      --------

Deferred income taxes                                     37,061        37,839
                                                        --------      --------

Commitments and contingent liabilities

15% Cumulative redeemable preferred stock, 40,000
 shares of $.01 par value authorized; 20,000
 shares issued and outstanding; liquidation
 preferences of $23,591 at March 31, 1997,
 including dividends in arrears                           20,000        20,000
                                                        --------      --------

Common stockholders' equity of management,
 subject to put and call rights, 13,611 shares
 of $.01 par value common stock issued and
 outstanding                                               4,560         4,560

 Less related notes receivable                              (937)         (937)
                                                        --------      --------
                                                           3,623         3,623
                                                        --------      --------

Other common stockholders' equity:
 Common stock 1 million, $.01 par value, shares
  authorized, 900,000 shares issued and outstanding            9             9
 Additional paid-in capital                               89,991        89,991
 Retained deficit                                        (48,289)      (46,928)
                                                        --------      --------
                                                          41,711        43,072
                                                        --------      --------
                                                        $295,570      $303,669
                                                        ========      ========

                See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)


                              Predecessor                 Successor
                             -------------  --------------------------------------
                                                         Pro Forma
                                              44 Days  Three Months  Three Months
                              47 Days Ended    Ended      Ended         Ended
                              February 16,   March 31,   March 31,    March 31,
                                 1996          1996        1996         1996
                                ------        ------      ------       ------
Revenues:
  Oil and gas sales            $ 8,079       $  8,964     $17,043      $19,568
  Gas gathering and
   processing                    5,322          4,799      10,121       12,411
  Other income                     168            201         369          371
                               -------       --------     -------      -------
                                13,569         13,964      27,533       32,350
                               -------       --------     -------      -------
Costs and expenses:
  Oil and gas production         3,607          3,885       7,492        8,572
  Gas gathering and
   processing                    4,567          3,888       8,455       10,686
  Depletion, depreciation
   and amortization              2,583          3,498       6,897        6,619
  General and administrative       320            352         672          198
  Interest                       1,102          2,087       4,300        3,985
  Stock option compensation      3,199            ---         ---          ---
  Writedown of oil and gas
   properties                      ---         83,305         ---          ---
                               -------       --------     -------      -------
                                15,378         97,015      27,816       30,060
                               -------       --------     -------      -------
Income (loss) before
 income taxes                   (1,809)       (83,051)       (283)       2,290

Income tax expense
 (benefit)                        (511)       (29,915)         (4)         929
                               -------       --------     -------      -------

Net income (loss)               (1,298)       (53,136)       (279)       1,361

Preferred stock dividend
 requirements                      ---            361         750          853
                               -------       --------     -------      -------

Net income (loss)
 available for common
 stockholders                  $(1,298)      $(53,497)    $(1,029)     $   508
                               =======       ========     =======      =======


                See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                        Predecessor            Successor
                                       -------------  -------------------------
                                                                      Three
                                           47 Days      44 Days       Months
                                            Ended        Ended         Ended
                                        February 16,   March 31,     March 31,
                                            1996         1996          1997
                                          -------       ------        ------
Cash flows from operating
 activities:
  Net income (loss)                      $ (1,298)    $ (53,136)    $  1,361
  Adjustments to reconcile
   net income (loss) to net
   cash provided by
   operating activities:
    Depletion, depreciation
     and amortization                       2,583         3,498        6,619
    Writedown of oil and gas
     properties                               ---        83,305          ---
    Deferred income tax
     expense (benefit)                       (511)      (30,000)         778
    Stock option compensation               3,199           ---          ---
    Other                                       6           ---          ---
    Effect of changes in:
      Accounts receivable                   3,386        (4,630)       3,192
      Other current assets                    (63)         (207)         (31)
      Accounts payable and other
       current liabilities                 (4,166)        2,631          (54)
                                         --------     ---------     --------
        Net cash provided by
         operating activities               3,136         1,461       11,865
                                         --------     ---------     --------

Cash flows from investing
 activities:
  Additions to oil and gas
   properties                              (1,717)         (770)     (16,416)
  Proceeds from sale of
   assets                                     110            53          ---
  Purchase of Coda by JEDI,
   net of $5,740 cash
   acquired                                   ---      (174,373)         ---
  Gas plant and gathering
   systems and other
   property additions                        (114)          (43)      (1,223)
  Payments received on
   amounts due from
   stockholders                               130           124          ---
                                         --------     ---------     --------
        Net cash used by investing
         activities                        (1,591)     (175,009)     (17,639)
                                         --------     ---------     --------

Cash flows from financing
 activities:
  Proceeds from bank
   borrowings                                 ---           ---       11,000
  Proceeds from issuance of
   subordinated debt                          ---       210,000          ---
  Proceeds from issuance of
   common and preferred stock                 ---       110,026          ---
  Repayment of bank
   borrowings and
   subordinated debt                          (19)     (142,667)      (4,986)
  Financing costs                            (390)         (320)         (84)
                                         --------     ---------     --------
        Net cash provided (used)
         by financing activities             (409)      177,039        5,930
                                         --------     ---------     --------

Increase in cash                            1,136         3,491          156
Cash at beginning of period                 4,604           ---        7,994
                                         --------     ---------     --------
Cash at end of period                    $  5,740     $   3,491     $  8,150
                                         ========     =========     ========

Supplemental cash flow
 information:
  Interest paid                          $  1,548     $   1,317     $  1,354
                                         ========     =========     ========
  Income taxes paid                      $    ---     $     120     $    424
                                         ========     =========     ========

                See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

1.  THE MERGER

    On February 16, 1996, pursuant to an Agreement and Plan of Merger, Coda Energy, Inc. ("Coda"), was acquired by Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT"), (the "Merger"). Coda, together with its subsidiaries, prior to and including February 16, 1996 is referred to herein as the Predecessor and after such date as the Successor and collectively, for both periods, the Company. In conjunction with the Merger, JEDI entered into certain agreements with members of the Company's management (the "Management Group"), providing for a continuing role of management in the Company after the Merger. Following consummation of the Merger, the Management Group owns approximately 5% of Coda's common stock on a fully-diluted basis. JEDI owns the remaining 95%.

    The Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring Coda has been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Merger reflect a new basis of accounting and are not comparable to prior periods.

    The allocation of JEDI's purchase price to the assets and liabilities of Coda resulted in a significant increase in the carrying value of the Company's oil and gas properties. Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows (after tax) from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the allocation of JEDI's purchase price and estimated proved reserves and product prices in effect at the date of the Merger, the purchase price allocated to oil and gas properties was in excess of the cost center ceiling by approximately $83.3 million ($53.3 million net of related deferred taxes). The resulting writedown is a non-cash charge and has been included in the results of operations for the period ended March 31, 1996.

2.  ACCOUNTING AND REPORTING POLICIES

    The consolidated financial statements include the accounts of Coda and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

    The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements for the 319-day period ended December 31, 1996, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the 47 day period ended February 16, 1996, the 44 day period ended March 31, 1996 and the three months ended March 31, 1997. The results for the period ended March 31, 1997, are not necessarily indicative of results for a full year.

    Fees from overhead charges billed to working interest owners, including the Company, of $848,000, $808,000 and $1.8 million for the 47 day period ended February 16, 1996, the 44 day period ended March 31, 1996 and the three months ended March 31, 1997, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

3.  PRO FORMA INFORMATION

    The pro forma statement of operations information was prepared as if the Merger and the sale of the 10 1/2% Senior Subordinated Notes (the "Notes") had occurred on January 1, 1996. The pro forma information does not purport to represent the results of operations which would have occurred had such transactions been consummated on January 1, 1996 or for any future period. The pro forma information was prepared by adjusting the 1996 periods: (i) to adjust depletion, depreciation, and amortization to reflect JEDI's purchase price allocated to property and equipment, (ii) to adjust interest expense to give effect to the net reduction of approximately $37.0 million under the Company's credit facility and repayment of a note payable to an officer of the Company, partially offset by an increase in the interest rate on borrowings under the new credit facility of .25%, (iii) to record interest on the Notes at an interest rate of 10 1/2%, (iv) to record amortization of the issuance cost of the Notes over the term such debt is expected to be outstanding (10 years), (v) to adjust the writedown of oil and gas properties and stock option compensation to eliminate these non-recurring charges related to the Merger, (vi) to adjust the provision for income taxes for the change in financial taxable income resulting from the above adjustments, and (vii) to record the cumulative dividend requirements of the redeemable preferred stock issued to JEDI.

4.  ACQUISITIONS

    In February 1997, the Company purchased 123 producing oil and gas properties from J. M. Huber Corporation for an aggregate purchase price of approximately $13.2 million, of which $6.5 million was financed under the Company's credit agreement. The properties are predominately located in Texas, Oklahoma and Arkansas. The Company estimates the properties have proved reserves of approximately 1.5 million barrels of oil and 13.0 Bcf of gas.

5.  LONG-TERM DEBT

    On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (as amended, the "Credit Agreement") which provides for a revolving credit facility in an amount up to $250.0 million. Pursuant to the terms of the Credit Agreement, the semiannual borrowing base redetermination as of April 1, 1997, resulted in an increase of the Company's borrowing base from $115 million to $120 million. The next redetermination is scheduled for October 31, 1997. At March 31, 1997, $71.0 million was outstanding under the Credit Agreement and $44.0 million was available for borrowing thereunder. On March 31, 1997, the Company repaid in full (principal balance of $466,000) it's note payable to NationsBank that was due January 2, 1998.

6.  10 1/2% SENIOR SUBORDINATED NOTES

    On March 18, 1996, the Company completed the sale of the Notes which bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the indenture governing the Notes (the "Indenture")) of Coda, and are senior in right of payment to all future subordinated debt of the Company. The claims of the holders of the Notes are subordinated to Senior Debt, which, as of March 31, 1997, was $71.1 million.

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

    Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined they are not material to investors. The combined condensed financial information of the Company's current subsidiaries, the Guarantors, is as follows:


                                        December 31,    March 31,
                                            1996           1997
                                       ---------------  ----------
Current assets                                 $ 7,745   $  5,490
Oil and gas properties, net                     50,176     49,074
Gas plants and gathering systems, net           31,617     32,145
Other properties and assets, net                 1,113        988
                                               -------   --------
Total assets                                   $90,651   $ 87,697
                                               =======   ========
Current liabilities
Intercompany payables                          $ 8,321   $  6,482
Deferred income taxes                           33,551     29,763
Stockholder's equity                            16,191     17,151
                                                32,588     34,301
Total liabilities and stockholder's            -------   --------
 equity                                        $90,651   $ 87,697
                                               =======   ========

                                         Predecessor          Successor
                                      ---------------  -------------------------
                                                                          Three
                                                        44 Days          Months
                                       47 Days Ended     Ended            Ended
                                        February 16,    March 31,       March 31,
                                            1996          1996            1997
                                           ------        ------          ------
Revenues:
  Oil and gas sales                       $ 2,529       $  3,180        $ 6,653
  Gas gathering and processing              5,322          4,799         12,411
  Other income                                  2             47             37
                                          -------       --------        -------
                                            7,853          8,026         19,101
Costs and expenses:
  Oil and gas production                      843            884          1,868
  Gas gathering and processing              4,567          3,888         10,686
  Depletion, depreciation and               1,039          1,350          2,512
   amortization                               435            504            742
  General and administrative                  460            467            469
  Interest                                    ---         19,159            ---
  Writedown of oil and gas properties     -------       --------        -------
                                            7,344         26,252         16,277
                                          -------       --------        -------
Income (loss) before income taxes             509        (18,226)         2,824
Income tax expense (benefit)                  277         (6,591)         1,111
                                          -------       --------        -------
Net income (loss)                         $   232       $(11,635)       $ 1,713
                                          =======       ========        =======

7.  PREFERRED STOCK

    Under Coda's Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 40,000 shares of preferred stock, par value $0.01 per share. All 40,000 shares of preferred stock are designated as "15% Cumulative Preferred Stock" (the "Preferred Stock"). The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. There are currently 20,000 shares of Preferred Stock issued and outstanding. Shares of Preferred Stock in excess of such 20,000 shares shall be issuable only for the purpose of paying dividends on the Preferred Stock. As of March 31, 1997, the Preferred Stock had accumulated approximately $3.6 million in preferred dividends which had not been declared by the Board of Directors.

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

    On February 16, 1996, pursuant to an Agreement and Plan of Merger, Coda was acquired by Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT") (the "Merger"). Coda, together with its subsidiaries, prior to and including February 16, 1996 is referred to herein as the Predecessor and after such date as the Successor and collectively, for both periods, the Company. The Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring Coda has been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the Merger reflect a new basis of accounting and are not comparable to prior periods.

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

                                  Predecessor                Successor
                                 -------------   ----------------------------------
                                                               Pro Forma      Three
                                    47 Days       44 Days     Three Months    Months
                                     Ended         Ended        Ended          Ended
                                  February 16,   March 31,    March 31,      March 31,
                                      1996         1996         1996           1997
                                     ------       ------       ------         ------
OIL AND GAS OPERATING DATA:
Net production:
   Oil (Mbbls)                         408            427         835            808
   Gas (Mmcf)                          500            512       1,012          1,089

Average sales price:
   Oil (per Bbl)                   $ 17.57      $   18.89     $ 18.25        $ 20.54
   Gas (per Mcf)                   $  1.82      $    1.75     $  1.78        $  2.73

Average production cost per BOE    $  7.33      $    7.59     $  7.46        $  8.66

GAS GATHERING AND PROCESSING
 OPERATING DATA:

Sales:
   Gas sales (MMBTU)                 1,555          1,430       2,985          3,104
   Gas sales average price         $  2.24      $    2.07     $  2.16        $  2.88
   Natural gas liquids sales
    (M gallons)                      5,868          5,487      11,355          9,337
   Natural gas liquids average
    price                          $0.3173      $  0.3313     $0.3241        $0.3719

Costs and expenses (in thousands):
   Gas purchases                   $ 3,760      $   3,390     $ 7,450        $ 9,552
   Plant operating expenses        $   506      $     499     $ 1,005        $ 1,134


       Comparison of the three months ended March 31, 1996 (pro forma)
                             and 1997 (historical)

    The unaudited pro forma combined information was prepared as if the Merger and the issuance of $110.0 million of 10 1/2% Senior Subordinated Notes (the "Notes") had occurred on January 1, 1996. The unaudited pro forma information was prepared by combining the two 1996 periods and giving effect to adjustments affecting (i) depletion, depreciation and amortization, (ii) interest expense,
(iii) income taxes and (iv) certain other costs resulting from the Merger as more fully outlined in the Notes to Consolidated Financial Statements. The comparisons below compare the unaudited pro forma information for 1996 to unaudited historical information for 1997.

    Oil and gas sales for the three months ended March 31, 1997, increased 15% to approximately $19.6 million from approximately $17.0 million in the comparable period in 1996 primarily due to an increase of $2.29 per barrel and $.95 per Mcf in the average sales price of oil and gas, respectively, partially offset by a 3% decrease in oil production. The decrease in oil production is a result of natural declines in production partially offset by production from acquisitions in December 1996 and February 1997. as a results of the acquisition of oil and gas properties in February 1997 and favorable drilling results in 1996. During the three months ended March 31, 1997, 85% of oil and gas sales was attributable to oil production. Oil and gas prices remain unpredictable. See "- Changes in Prices and Hedging Activities" below.

    Gas gathering and processing revenues for the three months ended March 31, 1997 increased 23% to approximately $12.4 million from approximately $10.1 million in the comparable period in 1996 primarily due to a 33% and a 15% increase in the average sales price for gas and natural gas liquids, respectively. This increase was partially offset by an 18% decrease in natural gas liquids volumes due to natural production declines.

    Gas gathering and processing expenses for the three months ended March 31, 1997 increased 26% to approximately $10.7 million from approximately $8.5 million in the comparable period in 1996 due primarily to an increase in the purchase price paid to producers. Gas gathering and processing expenses usually fluctuate in ratio with gas gathering and processing revenues.

    Oil and gas production expenses (including production taxes) for the three months ended March 31, 1997 increased 14% to approximately $8.6 million from approximately $7.5 million for the same period in 1996, reflecting the effects of the properties acquired in 1996 and 1997 and from new wells drilled. Oil and gas production expenses for the three months ended March 31, 1997 were $8.66 per BOE and are expected to remain near this level for the remainder of the year.

    Depletion, depreciation and amortization expense for the three months ended March 31, 1997, decreased 4% to approximately $6.6 million from approximately $6.9 million for the pro forma period in 1996 reflecting the effect on depletion, depreciation and amortization rates of upward reserve revisions at December 31, 1996 and acquisitions in December 1996 and February 1997. Oil and gas depletion, depreciation and amortization expense decreased from $5.94 per BOE for the three months ended March 31, 1996 (pro forma), to $5.75 per BOE for the three months ended March 31, 1997. The Company anticipates that the depletion, depreciation and amortization rate per BOE will be approximately $5.75 for 1997 absent significant additional acquisitions or reserve revisions.

    General and administrative expenses for the three months ended March 31, 1997 decreased 71% to approximately $198,000 from $672,000 for the same period in 1996. This decrease is primarily due to the accrual for bonuses ($189,000) and directors fees ($70,000) incurred in 1996 but not in 1997. Also, contributing to the decrease were additional overhead charges billed to working interest owners on the properties acquired in December 1996 and February 1997. The Company expects that general and administrative expenses for the year ended December 31, 1997 will be near 1996 levels absent significant additional acquisitions.

    Interest expense for the three months ended March 31, 1997 decreased 8% to approximately $4.0 million from approximately $4.3 million (pro forma) in 1996, primarily due to decreases in outstanding debt levels as a result of utilizing available cash flow to reduce amounts outstanding under the Company's credit facility.

    Net income for the three months ended March 31, 1997, was approximately $1.4 million compared to a net loss of approximately $279,000 (pro forma) in 1996. This increase resulted primarily from higher oil and gas prices and decreases in general and administrative expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

    Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average oil price per barrel during 1996 and at December 31, 1996, was $20.22 and $24.88, respectively. For the three months ended March 31, 1997, the Company averaged $2.32 per barrel less (including an oil hedging price decrease of $1.34 per barrel) and $.36 per Mcf less for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On May 1, 1997, the NYMEX closing price for the near month for oil and natural gas was $19.91 per barrel and $2.24 per Mcf, respectively.

    In an effort to reduce the effects of the volatility of the price of oil and natural gas on the Company's operations, management has adopted a policy of hedging oil and natural gas prices on a portion of the Company's production through the use of commodity futures, options, and swap agreements whenever market prices are in excess of the prices anticipated in the Company's operating budget and profit plan. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. All hedging is accomplished pursuant to exchange-traded contract or master swap agreements based upon standard forms. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. Credit risk related to hedging activities, which is minimal, is managed by requiring minimum credit standards for courterparties, periodic settlements and mark-to-market valuations. Under the standard form swap and option agreements in use by the Company, the Company's revenues will be limited when the NYMEX price exceeds the strike price. The total potential reduction in revenues is equal to the difference between the strike prices and the NYMEX price for the production month hedged multiplied by the number of barrels swapped. To the extent this amount exceeds the credit limit established by the counterparty, the Company may be required to utilize cash to fund a margin account. The Company has not historically been required to provide any significant amount of collateral in connection with its hedging activities.

    The Company has sold swaps to hedge 495,000 barrels at a weighted average NYMEX price of $19.15 for the nine months ending December 31, 1997 under various transactions entered into as of

March 31, 1997. As of March 31, 1997 the Company had open position for sold call options covering 25,000 barrels of oil per month at an option price of $20.00 per Bbl for the period April 1997 to August 1997. In connection with two swaps beginning January 1, 1997 covering 10,000 barrels per month and 15,000 barrels per month at a strike price of $19.41 and $19.00, respectively, which expire June 30, 1997 and December 31, 1997, respectively, the Company granted the counterparty a one day option at the expiration of the swap to extend the swap under the same terms for an additional twelve months.

    During the 47 day period ended February 16, 1996, the 44 day period ended March 31, 1996 and the three months ended March 31, 1997 the Company's oil revenues were decreased by $14,000, $250,000 and $1.1 million respectively, as a result of hedging transactions.


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company had cash and cash equivalents of approximately $8.2 million and working capital of approximately $4.1 million. three months ended March 31, 1997 increased to approximately $11.9 million compared to $4.6 million for the comparable period in 1996 due primarily to an increase in oil and gas prices and a reduction in general and administrative expenses. Excluding the impact of the Merger, cash flows used in investing activities increased to $17.6 million for the three months ended March 31, 1997 from $2.2 million for the comparable period in 1996, primarily as a result of the acquisition in February 1997 of oil and gas properties for $13.2 million. Cash flows provided by financing activities decreased from $176.6 million for the three months ended March 31, 1996 to $5.9 million for the comparable period in 1997, primarily due to financing transactions related to the Merger.

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

    The Company from time to time solicits bids for selected portions of its existing oil and natural gas properties which it believes are no longer suitable for its business strategy. Sales of properties in the past three years have not been material and no substantial sales of properties are currently under negotiation.

    The Company has development drilling programs designed for all its major operating areas. The Company has budgeted capital spending of between $15 million and $20 million in 1997, excluding property acquisitions, but is not contractually committed to expend these funds. During the first three months of 1997, the Company incurred approximately $2.5 million of these costs. In addition, the Company is continuing to evaluate oil and natural gas properties for future acquisitions. Historically, the Company has used the public equity market (i) to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions and (ii) as a medium of exchange for other companies' capital stock or assets in connection with acquisitions. As a result of being 95% owned by JEDI (on a fully diluted basis), the Company does not expect to utilize the public equity market to finance acquisitions in the near term. Accordingly, any material expenditures in connection with acquisitions would require borrowing under the Company's credit facility or from other sources. There can be no assurance that such funds will be available to the Company. Furthermore, the Company's ability to borrow in the future is subject to restrictions imposed by the Company's credit facility and the indenture governing the Notes (the "Indenture").

The Merger

    The Company incurred substantial indebtedness in connection with the Merger and is highly leveraged. As of March 31, 1997, the Company had total indebtedness of approximately $181.1 million and common stockholders' equity of approximately $46.7 million. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the Credit Agreement will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on, its indebtedness, including the Notes. There can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make necessary capital expenditures. The Company may find it necessary to refinance a portion of the principal amount of the Notes at or prior to their maturity. However, there can be no assurance that the Company will be able to obtain financing to complete a refinancing of the Notes.

Credit Agreement

    On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the semiannual borrowing base redetermination as of April 1, 1997 resulted in an increase of the Company's borrowing base from $115 million to $120 million. The next redetermination is scheduled for October 31, 1997. At March 31, 1997, $71.0 million was outstanding under the Credit Agreement and $44.0 million was available for borrowing thereunder. On March 31, 1997, the Company repaid in full (principal balance of $466,000) it's note payable to NationsBank that was due January 2, 1998.

15% Cumulative Preferred Stock

    The Company's Restated Certificate of Incorporation authorizes the issuance of up to 40,000 shares of Preferred Stock. In conjunction with the Merger, the Company issued 20,000 shares of Preferred Stock to JEDI for $20.0 million in cash. Shares of Preferred Stock in excess of such

20,000 shares are issuable only for the purpose of paying dividends on the Preferred Stock. The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. The payment of Preferred Stock dividends in cash is restricted by the Credit Agreement and the Indenture. As of March 31, 1997, the Preferred Stock had accumulated approximately $3.6 million in preferred dividends which had not been declared by the Board of Directors.

                          PART II - OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

   (A)      Exhibits

   3.1 Restated Certificate of Incorporation of Coda filed as Exhibit 3.1 to the Company'sRegistration Statement on Form S-4 filed April 9, 1996 (Registration No 333-2375, the "1996 Form S-4") and incorporated by reference herein.

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

  3.5 Articles of Incorporation of Taurus Energy Corp., as amended, filed as orm S-4 and the 1996 incorporated Exhibit 3.5 to ted by reference herein.

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

  4.1 Indenture, dated as of March 18, 1996, among Coda, Coda's guarantor subsidiaries, Diamond Energy Operating Company, Taurus Energy Corp. and Electra Resources, Inc. (collectively, the "Guarantors"), and Texas Commerce Bank National Association, as trustee, relating to $110,000,000 aggregate principal amount of 10 1/2% Series A and Series B Senior Subordinated Notes due 2006 filed as Exhibit 4.1 to the 1996 Form S-4 and incorporated by reference herein.

  4.2 Registration Rights Agreement, dated as of March 18, 1996, among Coda, the Guarantors and Goldman, Sachs, & Co., Chemical Securities, Inc., ECT Securities Corp. and NationsBanc Capital Markets, Inc. (collectively, the "Initial Purchasers") filed as Exhibit 4.2 to the 1996 Form S-4 and incorporated by reference herein.

  4.3 Purchase Agreement, dated as of March 12, 1996, among Coda, the Guarantors and the Initial Purchasers filed as Exhibit 4.3 to the 1996 Form S-4 and incorporated by reference herein.

  4.4 Credit Agreement, dated February 14, 1996, among the Company, individually and as agent, and additional lenders named therein, filed as Exhibit 4.5 to the 1996 Form S-4 and incorporated by reference herein.

  4.5 Promissory Note dated February 14, 1996, in the original principal amount of $87,500,000.00, executed by Coda, payable to NationsBank filed as Exhibit 4.6 to the 1996 Form S-4 and incorporated by reference herein.

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

  4.9 Specimen Certificate of Series B 10 1/2% Senior Subordinated Notes due 2006 (included in Exhibit 4.1 hereto), filed as Exhibit 4.11 to the 1996 Form S-4 and incorporated by reference herein.

  4.10      First Supplement to Indenture dated as of April 25, 1996 filed as
            Exhibit 4.12 the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated by reference herein amending the Indenture filed as Exhibit 4.1 above.

  4.11 First Amendment to Credit Agreement, dated August 1, 1996, among the Company, NationsBank and additional lenders named therein, filed as
            Exhibit 4.13 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996 (the "September 1996 10-Q") and incorporated by reference herein amending the Credit Agreement filed as Exhibit 4.4 above.

 10.1/(2)/  Form of Indemnification Agreement entered into between Coda and each of its directors and officers filed as Exhibit 10.1 to Coda's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.

 10.2/(2)/  List of directors and officers that have entered into
            Indemnification Agreements with Coda filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, (the "September 1995 10-Q") and incorporated by reference herein.

 10.3 Agreement and Plan of Merger, by and among Coda, JEDI and Coda Acquisition, Inc. dated as of October 30, 1995 filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated October 30, 1995 (the "October 1995 8-K"), and incorporated by reference herein.

 10.4 Agreement of Coda to provide schedules to the Agreement and Plan of Merger (Exhibit 10.3) omitted pursuant to Item 6.01 (b)(2) of Regulation S-K filed as Exhibit 2.2 to the September 1995 10-Q, and incorporated by reference herein.

 10.5 Amendment to Agreement and Plan of Merger dated as of December 22, 1995 filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated December 22, 1995, and incorporated by reference herein.

 10.6 Second Amendment to Agreement and Plan of Merger dated as of January 10, 1996 filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated January 10, 1996, and incorporated by reference herein.

 10.7 Agreement of Coda to provide schedules and exhibits to Second Amendment to Agreement and Plan of Merger (Exhibit 10.6) and to provide schedules to Amendment No. 1 to Subscription Agreement (Exhibit 10.18) and Amendment No. 1 to Stockholders Agreement (Exhibit 10.19) filed as Exhibit 99.4 to Coda's Current Report on Form 8-K dated January 10, 1996, and incorporated by reference herein.

 10.8/(2)/  Stockholders Agreement dated October 30, 1995 filed as Exhibit 99.2 to the October 1995 8-K, and incorporated by reference herein.

 10.9/(2)/  Subscription Agreement among Coda Acquisition, Inc. and The
            Management Investors dated October 30, 1995 filed as Exhibit 99.3 to the October 1995 8-K, and incorporated by reference herein.

 10.10 Agreement of Coda to provide schedules to Stockholders Agreement (Exhibit 10.8) and to Subscription Agreement (Exhibit 10.9) filed as
            Exhibit 99.11 to the October 1995 8-K, and incorporated by reference herein.

 10.11/(2)/ Business Opportunity Agreement dated as of October 30, 1995 filed as
            Exhibit 99.4 to the October 1995 8-K, and incorporated by reference herein.

 10.12/(2)/ Executive Employment Agreement between Coda Acquisition, Inc. and
            Randell A. Bodenhamer filed as Exhibit 99.5 to the October 1995 8-K, and incorporated by reference herein.

 10.13/(2)/ Executive Employment Agreement between Coda Acquisition, Inc. and J.
            William Freeman filed as Exhibit 99.6 to the October 1995 8-K, and incorporated by reference herein.

 10.14/(2)/ Executive Employment Agreement between Coda Acquisition, Inc. and
            Grant W. Henderson filed as Exhibit 99.7 to the October 1995 8-K, and incorporated by reference herein.

 10.15/(2)/ Executive Employment Agreement between Coda Acquisition, Inc. and
            Jarl P. Johnson filed as Exhibit 99.8 to the October 1995 8-K, and incorporated by reference herein.

 10.16/(2)/ Executive Employment Agreement between Coda Acquisition, Inc. and
            Douglas H. Miller filed as Exhibit 99.9 to the October 1995 8-K, and incorporated by reference herein.

 10.17/(2)/ Executive Employment Agreement between Coda Acquisition, Inc. and
            J.W. Spencer, III filed as Exhibit 99.10 to the October 1995 8-K, and incorporated by reference herein.

 10.18/(2)/ Amendment No. 1 to Subscription Agreement dated as of January 10,
            1996 filed as Exhibit 99.2 to Coda's Current Report on Form S-K dated January 10, 1996, and incorporated by reference herein.

 10.19/(2)/ Amendment No. 1 to Stockholders Agreement dated as of January 10,
            1996 filed as Exhibit 99.3 to Coda's Current Report on Form 8-K dated January 10, 1996, and incorporated by reference herein.

 10.20 Credit Agreement, dated February 14, 1996, among the Company, NationsBank, individually and as agent, and additional lenders named therein filed as Exhibit 4.4 above.

 10.21 Promissory Note dated February 14, 1996, in the original principal amount of $87,500,000.00, executed by Coda, payable to NationsBank, filed as Exhibit 4.5 above.

 10.22 Promissory Note dated February 14, 1996, in the original principal amount of $37,500,000.00, executed by Coda, payable to Bank One, Texas, N.A. filed as Exhibit 4.6 above.

 10.23 Promissory Note dated February 14, 1996, in the original principal amount of $75,000,000.00, executed by Coda, payable to Texas Commerce Bank National Association filed as Exhibit 4.7 above.

 10.24 Promissory Note dated February 14, 1996, in the original principal amount of $50,000,000.00, executed by Coda, payable to the First National Bank of Boston filed as Exhibit 4.8 above.

 10.25/(2)/ Form of Nonstatutory Stock Option Agreement attached and filed as
            Exhibit A to Exhibit 99.3 to the October 1995 8-K, and incorporated by reference herein.

 10.26/(2)/ Form of Limited Recourse Promissory Note attached and filed as
            Exhibit B to Exhibit 99.3 to the October 1995 8-K, and incorporated by reference herein.

 10.27/(2)/ Form of Security Agreement attached and filed as Exhibit C to
            Exhibit 99.3 to the October 1995 8-K, and incorporated by reference herein.

 10.28/(2)/ List of Management Investors who are parties to Nonstatutory Stock
            Option Agreement (Exhibit 10.25), Limited Recourse Promissory Note (Exhibit 10.26) or Security Agreement (Exhibit 10.27) filed as
            Exhibit 10.27 to the 1996 Form S-4, and incorporated by reference herein.

 10.29 First Amendment to Credit Agreement, dated August 1, 1996, among the Company, NationsBank and additional lenders named therein filed as
            Exhibit 4.11 above.

 10.30/(2)/ Limited Recourse Promissory Note dated July 31, 1996, in the original principal amount of $1,187,500.00 executed by Douglas H. Miller, payable to the Company, filed as Exhibit 10.30 to the September 1996 10-Q, and incorporated by reference herein.

 10.31/(2)/ Amendment to Nonstatutory Stock Option Agreement dated July 31, 1996 between the Company and Douglas H. Miller filed as Exhibit 10.31 to the September 1996 10-Q, and incorporated by reference herein amending the Nonstatutory Stock Option Agreement filed as Exhibit
            10.25 above.

 27/(1)/    Financial data schedule

------------------------
/(1)/   Filed herewith.
/(2)/   Identifies management contract or compensation plan.

(B)  Reports on Form 8-K - None



--------------------------------------------------------------------------------

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CODA ENERGY, INC.
                                        (Registrant)



                                        By:  /s/ Grant W. Henderson
                                           -------------------------------------
                                           Grant W. Henderson
                                           President and Chief Financial Officer



Date:  May 12, 1997

                                 EXHIBIT INDEX


                                                             Sequential
 Exhibit No.   Description of Exhibit                         Page No.
 -----------   -----------------------                       ----------

    27.*       Financial Data Schedule



----------
* Filed herewith