Form 10-Q
period 1997-06-30
CODA ENERGY INC
filed 1997-08-12
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ ]  Yes   [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 Par Value                            913,611 Shares
                                                 Outstanding at August 1, 1997

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                 (in thousands)

                                                               June 30,
                                             December 31,        1997
                                                 1996         (Unaudited)
                                             ---------------------------
Current Assets:
 Cash and cash equivalents                     $  7,994        $  6,296
 Accounts receivable - revenue                   14,432           9,539
 Accounts receivable - joint interest
   and other                                      1,673           2,099
 Other current assets                             1,046             877
                                               --------        --------
                                                 25,145          18,811
                                               --------        --------

Oil and gas properties (full cost
 accounting method):
 Proved oil and gas properties                  249,693         268,610
 Unproved oil and gas properties                  1,000           1,000
 Less accumulated depletion,
  depreciation and amortization                 (20,757)        (32,312)
                                               --------        --------
                                                229,936         237,298
                                               --------        --------

Gas plants and gathering systems                 34,258          36,249
 Less accumulated depreciation                   (2,305)         (3,647)
                                               --------        --------
                                                 31,953          32,602
                                               --------        --------

Other properties and assets, net                  8,536           8,732
                                               --------        --------
                                               $295,570        $297,443
                                               ========        ========

                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                             (dollars in thousands)

                                                               June 30,
                                             December 31,        1997
                                                 1996         (Unaudited)
                                             ---------------------------
Current liabilities:
 Current maturities of long-term
  debt and notes payable                      $    120          $    ---
 Accounts payable - trade                        8,934             7,448
 Accounts payable - revenue and other            5,210             4,271
 Accrued interest                                3,366             3,113
 Income taxes payable                              579               391
                                              --------          --------
                                                18,209            15,223
                                              --------          --------

Long-term debt - less current maturities        64,966            68,100
                                              --------          --------

10 1/2% Senior Subordinated Notes              110,000           110,000
                                              --------          --------

Deferred income taxes                           37,061            37,728
                                              --------          --------

Commitments and contingent liabilities

15% Cumulative redeemable preferred
 stock, 40,000 shares of $.01 par
 value authorized; 20,000 shares issued
 and outstanding; liquidation preference
 of $24,476 at June 30, 1997, including
 dividends in arrears                           20,000            20,000
                                              --------          --------

Common stockholders' equity of
 management, subject to put and call
 rights, 13,611 shares of $.01 par
 value common stock issued and
 outstanding                                     4,560             4,560
  Less related notes receivable                   (937)             (937)
                                              --------          --------
                                                 3,623             3,623
                                              --------          --------

Other common stockholders' equity:
 Common stock, 1 million shares, $.01
 par value, authorized, 900,000
 shares issued and outstanding                       9                 9
 Additional paid-in capital                     89,991            89,991
 Retained deficit                              (48,289)          (47,231)
                                              --------          --------
                                                41,711            42,769
                                              --------          --------
                                              $295,570          $297,443
                                              ========          ========

                See Notes to Consolidated Financial Statements

                        CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)

                                 Predecessor     |                                   Successor
                                -----------------|---------------------------------------------------------------------------------
                                                 |                    Three Months     Pro Forma Six      Three Months   Six Months
                                47 Days Ended    |  134 Days Ended       Ended          Months Ended          Ended         Ended
                                 February 16,    |      June 30,        June 30,          June 30,          June 30,      June 30,
                                     1996        |        1996            1996              1996              1997          1997
                                ------------     |  ---------------   ------------     -------------      ------------   ----------
                                                 |
Revenues:                                        |
 Oil and gas sales                $  8,079       |      $  28,403        $19,439           $36,482          $ 17,737      $37,305
 Gas gathering and                               |
   processing                        5,322       |         15,338         10,539            20,660             9,546       21,957
 Other income                          168       |            668            467               836               243          614
                                  --------       |      ---------        -------           -------          --------      -------
                                    13,569       |         44,409         30,445            57,978            27,526       59,876
                                  --------       |      ---------        -------           -------          --------      -------
Costs and expenses:                              |
 Oil and gas production              3,607       |         12,101          8,216            15,708             8,438       17,010
 Gas gathering and                               |
  processing                         4,567       |         12,628          8,740            17,195             8,272       18,958
 Depletion,                                      |
  depreciation and                               |
  amortization                       2,583       |         10,510          7,012            13,909             6,821       13,440
                                                 |
 General and                                     |
  administrative                       320       |            876            524             1,196               232          430
 Interest                            1,102       |          6,400          4,313             8,613             4,092        8,077
 Stock option                                    |
  compensation                       3,199       |            ---            ---               ---               ---          ---
 Writedown of oil and                            |
  gas properties                       ---       |         83,305            ---               ---               ---          ---
                                  --------       |      ---------        -------           -------          --------      -------
                                    15,378       |        125,820         28,805            56,621            27,855       57,915
                                  --------       |      ---------        -------           -------          --------      -------
                                                 |
Income (loss) before                             |
 income taxes                       (1,809)      |        (81,411)         1,640             1,357              (329)       1,961
                                                 |
Income tax expense                               |
 (benefit)                            (511)      |        (29,222)           693               690               (26)         903
                                  --------       |      ---------        -------           -------          --------      -------
                                                 |
Net income (loss)                   (1,298)      |        (52,189)           947               667              (303)       1,058
                                                 |
Preferred stock dividend                         |
 requirements                          ---       |          1,106            745             1,500               885        1,738
                                  --------       |      ---------        -------           -------          --------      -------
                                                 |
Net income (loss)                                |
 available for common                            |
 stockholders                      ($1,298)      |       ($53,295)       $   202          ($   833)          ($1,188)       ($680)
                                  ========       |      =========        =======           =======          ========      =======

                See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                          Predecessor  |        Successor
                                        ---------------|-----------------------
                                                       |
                                            47 Days    |  134 Days   Six Months
                                             Ended     |   Ended        Ended
                                          February 16, |  June 30,    June 30,
                                              1996     |    1996        1997
                                          ------------ | ----------  -----------
                                                       |
Cash flows from operating activities:                  |
   Net income (loss)                        ($1,298)   |  ($52,189)    $  1,058
   Adjustments to reconcile net income                 |
    (loss) to net cash provided by                     |
    operating activities:                              |
       Depletion, depreciation and                     |
        amortization                          2,583    |    10,510       13,440
       Writedown of oil and gas                        |
        properties                              ---    |    83,305          ---
       Deferred income tax expense                     |
        (benefit)                              (511)   |   (29,443)         667
       Stock option compensation              3,199    |       ---          ---
       Other                                      6    |      (107)          (4)
       Effect of changes in:                           |
          Accounts receivable                 3,386    |    (2,837)       4,467
          Other current assets                  (63)   |       273          169
          Accounts payable and other                   |
           current liabilities               (4,166)   |     7,468       (2,866)
                                           --------    | ---------     --------
              Net cash provided by                     |
               operating activities           3,136    |    16,980       16,931
                                           --------    | ---------     --------
                                                       |
Cash flows from investing activities:                  |
   Additions to oil and gas properties       (1,717)   |    (4,525)     (22,389)
   Proceeds from sale of assets                 110    |       623        3,477
   Purchase of Coda by JEDI, net of                    |
    $5,740 cash acquired                        ---    |  (174,373)         ---
   Gas plant and gathering systems and                 |
    other property additions                   (114)   |      (176)      (2,086)
   Loan to stockholder                          ---    |       ---         (450)
   Payments received on amounts due                    |
    from stockholders                           130    |       124          ---
                                           --------    | ---------     --------
              Net cash used by                         |
               investing activities          (1,591)   |  (178,327)     (21,448)
                                           --------    | ---------     --------
                                                       |
Cash flows from financing activities:                  |
   Proceeds from bank borrowings                ---    |       ---       15,000
   Proceeds from issuance of                           |
    subordinated debt                           ---    |   210,000          ---
   Proceeds from issuance of common and                |
    preferred stock                             ---    |   110,026          ---
   Repayment of bank borrowings and                    |
    subordinated debt                           (19)   |  (149,850)     (11,986)
   Financing costs                             (390)   |      (716)        (195)
                                           --------    | ---------     --------
              Net cash provided (used)                 |
               by financing activities         (409)   |   169,460        2,819
                                           --------    | ---------     --------
                                                       |
Increase (decrease)  in cash                  1,136    |     8,113       (1,698)
Cash at beginning of period                   4,604    |       ---        7,994
                                           --------    | ---------     --------
Cash at end of period                      $  5,740    | $   8,113     $  6,296
                                           ========    | =========     ========
                                                       |
Supplemental cash flow information:                    |
   Interest paid                           $  1,544    | $   2,863     $  8,330
                                           ========    | =========     ========
   Income taxes paid                       $    ---    | $     120     $    424
                                           ========    | =========     ========

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

     The allocation of JEDI's purchase price to the assets and liabilities of Coda resulted in a significant increase in the carrying value of the Company's oil and gas properties. Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows (after tax) from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the allocation of JEDI's purchase price and estimated proved reserves and product prices in effect at the date of the Merger, the purchase price allocated to oil and gas properties was in excess of the cost center ceiling by approximately $83.3 million ($53.3 million net of related deferred taxes). The resulting writedown was a non-cash charge and was included in the results of operations for the 134-day period ended June 30, 1996.

2.   ACCOUNTING AND REPORTING POLICIES

     The consolidated financial statements include the accounts of Coda and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

     The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements for the 319-day period ended December 31, 1996, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the 47 day period ended February 16, 1996, the 134 day period ended June 30, 1996 and the six months ended June 30, 1997. The results for the period ended June 30, 1997, are not necessarily indicative of results for a full year.

     Fees from overhead charges billed to working interest owners, including the Company, of $848,000, $2.5 million and $3.5 million for the 47 day period ended February 16, 1996, the 134 day period ended June 30, 1996 and the six months ended June 30, 1997, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

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

4.   ACQUISITIONS

     In February 1997, the Company purchased 123 producing oil and gas properties from J. M. Huber Corporation for an aggregate purchase price of approximately $13.5 million, of which $6.5 million was financed under the Company's credit agreement. The properties are predominately located in Texas, Oklahoma and Arkansas. The Company estimates the properties have proved reserves of approximately 1.6 million barrels of oil and 15.1 Bcf of gas as of the effective date, January 1, 1997.

5.   LONG-TERM DEBT

     On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (as amended, the "Credit Agreement") which provides for a revolving credit facility in an amount up to $250.0 million.

Pursuant to the terms of the Credit Agreement, the semiannual borrowing base redetermination as of April 1, 1997, resulted in an increase of the Company's borrowing base from $115 million to $120 million. The next redetermination is scheduled for October 31, 1997. At June 30, 1997, $68.0 million was outstanding under the Credit Agreement and $52.0 million was available for borrowing thereunder. On March 31, 1997, the Company repaid in full (principal balance of $466,000) it's note payable to NationsBank that was due January 2, 1998.

6.   10 1/2% SENIOR SUBORDINATED NOTES

     On March 18, 1996, the Company completed the sale of the Notes which bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the indenture governing the Notes (the "Indenture") of Coda, and are senior in right of payment to all future subordinated debt of the Company. The claims of the holders of the Notes are subordinated to Senior Debt, which, as of June 30, 1997, was $68.1 million.

     The Notes were issued pursuant to the Indenture, which contains certain covenants that, among other things, limit the ability of Coda and its Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness and issue Disqualified Stock (as defined in the Indenture), pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu or subordinated indebtedness of Coda and engage in mergers and consolidations.

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

     Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined they are not material to investors. The combined condensed financial information of the Company's current subsidiaries, the Guarantors, is as follows:

                                             December 31,      June 30,
                                                 1996            1997
                                             ------------     ----------
                                                              (Unaudited)
Current assets                                  $ 7,745         $ 3,991
Oil and gas properties, net                      50,176          50,776
Gas plants and gathering systems, net            31,617          32,266
Other properties and assets, net                  1,113             875
                                                -------         -------
   Total assets                                 $90,651         $87,908
                                                =======         =======

Current liabilities                             $ 8,321         $ 6,823
Intercompany payables                            33,551          28,536
Deferred income taxes                            16,191          17,553
Stockholder's equity                             32,588          34,996
                                                -------         -------
   Total liabilities and
    stockholder's equity                        $90,651         $87,908
                                                =======         =======

                                          Predecessor  |        Successor
                                        ---------------|-----------------------
                                                       |
                                            47 Days    |  134 Days   Six Months
                                             Ended     |   Ended        Ended
                                          February 16, |  June 30,    June 30,
                                              1996     |    1996        1997
                                          ------------ | ----------  -----------
                                          (Unaudited)  | (Unaudited) (Unaudited)
                                                       |
 Revenues:                                             |
   Oil and gas sales                        $2,529     |   $10,257     $12,144
   Gas gathering and processing              5,322     |    15,338      21,957
   Other income                                  2     |       100          24
                                            ------     |   -------     -------
                                             7,853     |    25,695      34,125
                                                       |
Costs and expenses:                                    |
   Oil and gas production                      843     |     2,868       3,742
   Gas gathering and processing              4,567     |    12,628      18,958
   Depletion, depreciation and                         |
    amortization                             1,039     |     4,152       4,982
   General and administrative                  435     |     1,401       1,484
   Interest                                    460     |     1,216         953
   Writedown of oil and gas                            |
    properties                                 ---     |    19,159         ---
                                            ------     |   -------     -------
                                             7,344     |    41,424      30,119
                                            ------     |   -------     -------
Income (loss) before income taxes              509     |   (15,729)      4,006
Income tax expense (benefit)                   277     |    (5,607)      1,598
                                            ------     |   -------     -------
Net income (loss)                           $  232     |  ($10,122)    $ 2,408
                                            ======     |  ========     =======

7.   PREFERRED STOCK

     Under Coda's Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 40,000 shares of preferred stock, par value $0.01 per share. All 40,000 shares of preferred stock are designated as "15% Cumulative Preferred Stock" (the "Preferred Stock"). The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. There are currently 20,000 shares of Preferred Stock issued and outstanding. Shares of Preferred Stock in excess of such 20,000 shares are issuable only for the purpose of paying dividends on the Preferred Stock. As of June 30, 1997, the Preferred Stock had accumulated approximately $4.5 million in preferred dividends which had not been declared by the Board of Directors.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

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

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited operating data regarding the production and sales volumes, average sales prices, and costs associated with the Company's oil and gas operations and gas gathering and processing operations for the periods indicated.

                                 Predecessor     |                                   Successor
                                -----------------|---------------------------------------------------------------------------------
                                                 |                    Three Months     Pro Forma Six      Three Months   Six Months
                                47 Days Ended    |  134 Days Ended       Ended          Months Ended          Ended         Ended
                                 February 16,    |      June 30,        June 30,          June 30,          June 30,      June 30,
                                     1996        |        1996            1996              1996              1997          1997
                                ------------     |  ---------------   ------------     -------------      ------------   ----------
                                                 |
OIL AND GAS OPERATING DATA:                      |
Net production:                                  |
   Oil (Mbbls)                        408        |       1,307              880               1,715              824         1,632
   Gas (Mmcf)                         500        |       1,378              866               1,878            1,173         2,262
                                                 |
Average sales price:                             |
   Oil (per Bbl)                  $ 17.57        |     $ 19.54          $ 19.86             $ 19.07          $ 18.72       $ 19.62
   Gas (per Mcf)                  $  1.82        |     $  2.08          $  2.27             $  2.01          $  1.97       $  2.34
                                                 |
Average production cost           $  7.33        |     $  7.87          $  8.02             $  7.75          $  8.28       $  8.47
 per BOE                                         |
                                                 |
GAS GATHERING AND                                |
 PROCESSING OPERATING DATA:                      |
                                                 |
Sales:                                           |
   Gas sales (MMBTU)                1,555        |       4,479            3,049               6,034            3,204         6,308
   Gas sales average price        $  2.24        |     $  2.20          $  2.26             $  2.21          $  2.05       $  2.46
   Natural gas liquids                           |
    sales (M gallons)               5,868        |      16,862           11,375              22,730            9,863        19,200
   Natural gas liquids                           |
    average price                 $0.3173        |     $0.3248          $0.3216             $0.3228          $0.3015       $0.3357
                                                 |
Costs and expenses (in                           |
 thousands):                                     |
   Gas purchases                  $ 3,760        |     $11,384          $ 7,994             $15,444          $ 7,421       $16,793
   Plant operating expenses       $   506        |     $ 1,464          $   965             $ 1,970          $ 1,031       $ 2,165

Comparison of the six months ended June 30, 1996 (pro forma) and 1997
(historical)

     The unaudited pro forma combined information was prepared as if the Merger and the issuance of $110.0 million of 10 1/2% Senior Subordinated Notes (the "Notes") had occurred on January 1, 1996. The unaudited pro forma information was prepared by combining the two 1996 periods and giving effect to adjustments affecting (i) depletion, depreciation and amortization, (ii) interest expense,
(iii) income taxes and (iv) certain other costs resulting from the Merger as more fully outlined in the Notes to Consolidated Financial Statements. The comparisons below compare the unaudited pro forma information for the six months ended June 30, 1996 to unaudited historical information for the six months ended June 30, 1997. Unless otherwise indicated, the variation and trend analysis set forth below in comparing the six months ended June 30, 1996 and 1997 is comparable to the analysis that would result from comparing the quarters ended June 30, 1996 and 1997.

     Oil and gas sales for the six months ended June 30, 1997, increased 2% to approximately $37.3 million from approximately $36.5 million in the comparable period in 1996 primarily due to an increase of $2.55 per barrel and $.33 per Mcf in the average sales price of oil and gas, respectively, partially offset by a 5% decrease in oil production. The decrease in oil production is primarily a result of natural declines in production partially offset by production from acquisitions in December 1996 and February 1997. The Company also experienced a 20% increase in gas volumes as a result of the acquisition of oil and gas properties in February 1997 and favorable drilling results in 1996 and 1997. During the six months ended June 30, 1997, 86% of oil and gas sales revenues were attributable to oil production.

     Oil and gas sales for the quarter ended June 30, 1997 decreased 9% to approximately $17.7 million from approximately $19.4 million in the comparable period in 1996 primarily due to a decrease of $1.14 per barrel and $.30 per Mcf in the average sales price of oil and gas, respectively, and by a 6% decrease in oil production. The decrease in oil production results from natural production declines which were partially offset by production from acquisitions in December 1996 and February 1997. The Company also experienced a 35% increase in gas volumes as a result of the acquisition of oil and gas properties in February 1997 and favorable drilling results in 1996 and 1997.

     Oil and gas sales for the quarter ended June 30, 1997 decreased approximately 9% to $17.7 million from approximately $20.0 million for the quarter ended March 31, 1997 primarily due to a price decrease of $1.82 per barrel and $.76 per Mcf in the average sales price of oil and gas, respectively. Oil and gas prices remain unpredictable. See "- Changes in Prices and Hedging Activities" below.

     Gas gathering and processing revenues for the six months ended June 30, 1997 increased 6% to approximately $22.0 million from approximately $20.7 million in the comparable period in 1996 primarily due to an 11% and a 4% increase in the average sales price for gas and natural gas liquids, respectively. This increase was partially offset by a 16% decrease in natural gas liquids volumes due primarily to natural production declines.

     Gas gathering and processing revenues for the quarter ended June 30, 1997 decreased 9% to approximately $9.5 million from approximately $10.5 million in the comparable period in 1996 primarily due to a 9% and a 6% decrease in the average sales price for gas and natural gas liquids, respectively. This decrease was compounded by a 13% decrease in natural gas liquids sales volumes due primarily to natural production declines.

     Gas gathering and processing revenues for the quarter ended June 30, 1997 decreased 23% to approximately $9.5 million from approximately $12.4 million for the quarter ended March 31, 1997 primarily due to a 29% and a 19% decrease in the average sales price for gas and natural gas liquids, respectively. This decrease was partially offset by a 6% increase in natural gas liquids sales volumes.

     Gas gathering and processing expenses for the six months ended June 30, 1997 increased 10% to approximately $19.0 million from approximately $17.2 million in the comparable period in 1996 due primarily to an increase in the purchase price paid to producers. Gas gathering and processing expenses usually fluctuate in ratio with gas gathering and processing revenues.

     Oil and gas production expenses (including production taxes) for the six months ended June 30, 1997 increased 8% to approximately $17.0 million from approximately $15.7 million for the same period in 1996, reflecting the effects of the properties acquired in 1996 and 1997 and from new wells drilled. Oil and gas production expenses for the six months ended June 30, 1997 were $8.47 per BOE and are expected to remain near this level for the remainder of the year.

     Depletion, depreciation and amortization expense for the six months ended June 30, 1997, decreased 3% to approximately $13.4 million from approximately $13.9 million for the pro forma period in 1996 reflecting the effect on depletion, depreciation and amortization rates of upward reserve revisions at December 31, 1996 and acquisitions in December 1996 and February 1997. Oil and gas depletion, depreciation and amortization expense decreased from $5.94 per BOE for the six months ended June 30, 1996, to $5.75 per BOE for the six months ended June 30, 1997. The Company anticipates that the depletion, depreciation and amortization rate per BOE will be approximately $5.75 for 1997, absent significant additional acquisitions or reserve revisions.

     General and administrative expenses for the six months ended June 30, 1997 decreased 64% to approximately $430,000 from approximately $1.2 million for the same period in 1996. This decrease is primarily due to an accrual for bonuses of $378,000 in 1996 but not in 1997. Also contributing to the decrease were additional overhead charges of $112,000 billed to working interest owners on the properties acquired in December 1996 and February 1997. The Company expects that general and administrative expenses for the year ended December 31, 1997 will be near 1996 levels, absent significant additional acquisitions.

     Interest expense for the six months ended June 30, 1997 decreased 6% to approximately $8.1 million from approximately $8.6 million for the comparable period in 1996, primarily due to decreases in outstanding debt levels as a result of utilizing available cash flow to reduce amounts outstanding under the Company's credit facility.

     Net income for the six months ended June 30, 1997, was approximately $1.1 million compared to approximately $667,000 for the comparable period in 1996. This increase resulted primarily from higher oil and gas prices and decreases in general and administrative expenses. Net loss for the quarter ended June 30, 1997 was $303,000 compared to net income for the quarter ended March 31,

1997 of $1.4 million. This decrease resulted primarily from a drop in oil and gas prices during the second quarter of 1997.

CHANGES IN PRICES AND HEDGING ACTIVITIES

     Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average oil price per barrel during 1996 and at December 31, 1996, was $20.22 and $24.88, respectively. For the six months ended June 30, 1997, the Company received an average of $1.75 per barrel less (including an oil hedging price decrease of $.80 per barrel) and $.09 per Mcf more for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On July 31, 1997, the NYMEX closing price for the near month for oil and natural gas was $20.14 per barrel and $2.18 per Mcf, respectively.

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

     The Company has sold swaps to hedge 315,000 barrels of oil and 60,000 barrels of oil at a weighted average NYMEX price of $19.24 and $19.41 per barrel for the six months ending December 31, 1997 and year ending December 31, 1998, respectively, under various transactions entered into as of June 30, 1997. As of June 30, 1997 the Company had open positions for sold call options covering 25,000 barrels of oil per month at an option price of $20.00 per barrel for July and August 1997. In connection with a swap beginning January 1, 1997 covering 15,000 barrels per month at a strike price of $19.00, which expires December 31, 1997, the Company granted the counterparty a one day option at the expiration of the swap to extend the swap under the same terms for an additional twelve months.

     During the 47 day period ended February 16, 1996, the 134 day period ended June 30, 1996 and the six months ended June 30, 1997 the Company's oil revenues were decreased by $14,000, $1.1 million and $1.3 million, respectively, as a result of hedging transactions.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents of approximately $6.3 million and working capital of approximately $3.6 million. Cash provided by operating activities for the six months ended June 30, 1997 decreased to approximately $16.9 million compared to $20.1 million for the comparable period in 1996 due primarily to changes in working capital items. The changes in working capital items account for approximately $2.3 million of the decrease in cash provided by operations. As a result of issuing the Notes in March 1996, accrued interest increased approximately $3.1 million which resulted in an increase to cash provided by operations in 1996 that did not recur in 1997. The other changes in working capital items are primarily oil and gas price related. Cash provided by operating activities before changes in working capital items for the six months ended June 30, 1997 decreased $844,000 to approximately $15.2 million from approximately $16.1 million from the comparable period in 1996 due to a decrease in margins on oil and gas operations and gas gathering and processing operations and higher interest expense related to the Notes partially offset by lower general and administrative expenses. Excluding the impact of the Merger, cash flows used in investing activities increased to $21.4 million for the six months ended June 30, 1997 from $5.5 million for the comparable period in 1996, primarily as a result of the acquisition in February 1997 of oil and gas properties for $13.5 million. Cash flows provided by financing activities decreased from $169.1 million for the six months ended June 30, 1996 to $2.8 million for the comparable period in 1997, primarily due to financing transactions related to the Merger.

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

     The Company from time to time entertains bids for selected portions of its existing oil and natural gas properties which it believes are no longer suitable for its business strategy. Sales of properties in the past three years have not been material, and no substantial sales of properties are currently under negotiation.

     The Company has development drilling programs designed for all its major operating areas. The Company has budgeted capital spending of between $15 million and $20 million in 1997, excluding property acquisitions, but is not contractually committed to expend these funds. During the first six months of 1997, the Company incurred approximately $7.4 million of these costs. In addition, the

Company is continuing to evaluate oil and natural gas properties for future acquisitions. As a result of being 95% owned by JEDI (on a fully diluted basis), the Company does not expect to utilize the public equity market to finance acquisitions in the near term. Accordingly, any material expenditures in connection with acquisitions would require borrowing under the Company's credit facility or from other sources. There can be no assurance that such funds will be available to the Company. Furthermore, the Company's ability to borrow in the future is subject to restrictions imposed by the Company's credit facility and the indenture governing the Notes (the "Indenture").

The Merger

     The Company incurred substantial indebtedness in connection with the Merger and is highly leveraged. As of June 30, 1997, the Company had total indebtedness of approximately $178.1 million and common stockholders' equity of approximately $46.4 million. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the Company's credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on, its indebtedness, including the Notes. There can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make necessary capital expenditures. The Company may find it necessary to refinance a portion of the principal amount of the Notes at or prior to their maturity. However, there can be no assurance that the Company will be able to obtain financing to complete a refinancing of the Notes.

Credit Agreement

     On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the semiannual borrowing base redetermination as of April 1, 1997 resulted in an increase of the Company's borrowing base from $115 million to $120 million. The next redetermination is scheduled for October 31, 1997. At June 30, 1997, $68.0 million was outstanding under the Credit Agreement and $52.0 million was available for borrowing thereunder. On March 31, 1997, the Company repaid in full (principal balance of $466,000) its note payable to NationsBank that was due January 2, 1998.

15% Cumulative Preferred Stock

     The Company's Restated Certificate of Incorporation authorizes the issuance of up to 40,000 shares of preferred stock par value, $0.01 per share, designated as "15% Cumulative Preferred Stock" (the "Preferred Stock"). In conjunction with the Merger, the Company issued 20,000 shares of Preferred Stock to JEDI for $20.0 million in cash. Shares of Preferred Stock in excess of such 20,000 shares are issuable only for the purpose of paying dividends on the Preferred Stock. The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends at the rate of $150.00 per share per annum. The payment of Preferred Stock dividends in cash is restricted by the Credit Agreement and the Indenture. As of June 30, 1997, the Preferred Stock had accumulated approximately $4.5 million in preferred dividends which had not been declared by the Board of Directors.

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

  27/(1)/     Financial data schedule


----------------------------------------------------------
/(1)/ Filed herewith.
/(2)/ Identifies management contract or compensation plan.

  (B) Reports on Form 8-K - None


-------------------------------------------------------------------------------

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


Date: August 11, 1997

                                 EXHIBIT INDEX


                                                        Sequential
Exhibit No.             Description of Exhibit           Page No.
-----------             ----------------------          ----------

27.*                    Financial Data Schedule



----------------
* Filed herewith