Form 10-Q
period 1997-09-30
CODA ENERGY INC
filed 1997-11-13
CIK 356799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended SEPTEMBER 30, 1997

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


 Common Stock, $.01 Par Value                                913,611 Shares
                                                 Outstanding at November 1, 1997

                        PART I - FINANCIAL INFORMATION

                             FINANCIAL STATEMENTS

                      CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                (in thousands)

                                                                                     September 30,
                                                                      December 31,      1997
                                                                         1996        (Unaudited)
                                                                   -------------------------------
Current Assets:
 Cash and cash equivalents                                            $  7,994        $  8,708
 Accounts receivable - revenue                                          14,432          10,881
 Accounts receivable - joint interest and other                          1,673           1,605
 Other current assets                                                    1,046           1,117
                                                                      --------        --------
                                                                        25,145          22,311
                                                                      --------        --------
Oil and gas properties (full cost accounting method):
 Proved oil and gas properties                                         249,693         271,731
 Unproved oil and gas properties                                         1,000           1,000
 Less accumulated depletion, depreciation and amortization             (20,757)        (38,095)
                                                                      --------        --------
                                                                       229,936         234,636
                                                                      --------        --------

Gas plants and gathering systems                                        34,258          36,539
 Less accumulated depreciation                                          (2,305)         (4,357)
                                                                      --------        --------
                                                                        31,953          32,182
                                                                      --------        --------

Other properties and assets, net                                         8,536           8,471
                                                                      --------        --------
                                                                      $295,570        $297,600
                                                                      ========        ========



                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                            (dollars in thousands)

                                                                                September 30,
                                                                  December 31,     1997
                                                                      1996      (Unaudited)
                                                               ------------------------------
Current liabilities:
 Current maturities of long-term debt
  and notes payable                                                $    120        $    ---
 Accounts payable - trade                                             8,934           7,187
 Accounts payable - revenue and other                                 5,210           3,872
 Accrued interest                                                     3,366           5,917
 Income taxes payable                                                   579             473
                                                                   --------        --------
                                                                     18,209          17,449
                                                                   --------        --------

Long-term debt - less current maturities                             64,966          67,100
                                                                   --------        --------

10 1/2% Senior Subordinated Notes                                   110,000         110,000
                                                                   --------        --------

Deferred income taxes                                                37,061          37,396
                                                                   --------        --------
Commitments and contingent liabilities

15% Cumulative redeemable preferred
 stock, 40,000 shares of $.01 par
 value authorized; 20,000  shares
 issued and outstanding; liquidation
 preference of $25,393 at September 30,
 1997, including dividends in arrears                                20,000          20,000
                                                                   --------        --------
Common stockholders' equity of
 management, subject to put and
 call rights, 13,611 shares of
 $.01 par value common stock
 issued and outstanding                                               4,560           4,560
  Less related notes receivable                                        (937)           (937)
                                                                   --------        --------
                                                                      3,623           3,623
                                                                   --------        --------
Other common stockholders' equity:
 Common stock, 1 million shares,
 $.01 par value, authorized,
 900,000 shares issued and
 outstanding                                                              9               9
 Additional paid-in capital                                          89,991          89,991
 Retained deficit                                                   (48,289)        (47,968)
                                                                   --------        --------
                                                                     41,711          42,032
                                                                   --------        --------
                                                                   $295,570        $297,600
                                                                   ========        ========


                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited, in thousands)

                                     Predecessor                                       Successor
                                     ------------   --------------------------------------------------------------------------

                                                                                     Pro Forma
                                       47 Days        227 Days      Three Months    Nine Months    Three Months   Nine Months
                                        Ended          Ended            Ended          Ended          Ended          Ended
                                     February 16,   September 30,   September 30,  September 30,   September 30,  September 30,
                                         1996           1996            1996           1996            1997          1997
                                     ------------    ---------       ---------      -----------      ----------   ----------
Revenues:
 Oil and gas sales                    $  8,079       $  47,632        $19,229         $55,711        $ 17,275       $54,580
 Gas gathering and processing            5,322          26,294         10,956          31,616          10,755        32,712
 Other income                              168           1,386            718           1,554             232           846
                                       -------       ---------        -------         -------        --------       -------
                                        13,569          75,312         30,903          88,881          28,262        88,138
                                       -------       ---------        -------         -------        --------       -------
Costs and expenses:
 Oil and gas production                  3,607          20,181          8,080          23,788           8,724        25,734
 Gas gathering and processing            4,567          21,836          9,208          26,403           8,998        27,956
 Depletion, depreciation and
  amortization
                                         2,583          17,439          6,929          20,838           6,762
 General and administrative                320           1,313            437           1,633             742         1,172
 Interest                                1,102          10,595          4,195          12,808           4,051        12,128
 Stock option compensation               3,199             ---            ---             ---             ---           ---
 Writedown of oil and gas
  properties                               ---          83,305            ---             ---             ---           ---
                                       -------       ---------        -------         -------        --------       -------
                                        15,378         154,669         28,849          85,470          29,277        87,192
                                       -------       ---------        -------         -------        --------       -------
Income (loss) before income taxes       (1,809)        (79,357)         2,054           3,411          (1,015)          946

Income tax expense (benefit)              (511)        (28,369)           853           1,543            (278)          625
                                       -------       ---------        -------         -------        --------       -------

Net income (loss)                       (1,298)        (50,988)         1,201           1,868            (737)          321

Preferred stock dividend
 requirements                              ---           1,898            792           2,306             917         2,655
                                       -------       ---------        -------         -------        --------       -------

Net income (loss) available for
 common stockholders                  $ (1,298)      $ (52,886)       $   409         $  (438)       $ (1,654)      $(2,334)
                                       =======       =========        =======         =======        ========       =======

                 See Notes to Consolidated Financial Statements

                       CODA ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                       Predecessor            Successor
                                                                       ------------  ----------------------------
                                                                          47 Days      227 Days     Nine Months
                                                                           Ended        Ended          Ended
                                                                        February 16,  September 30, September 30,
                                                                            1996          1996         1997
                                                                       ------------  ----------  ----------------


Cash flows from operating activities:
  Net income (loss)                                                        $ (1,298)    $ (50,988)     $    321
  Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
    Depletion, depreciation and amortization                                  2,583        17,439        20,202
    Writedown of oil and gas properties                                         ---        83,305           ---
    Deferred income tax expense (benefit)                                      (511)      (28,745)          335
    Stock option compensation                                                 3,199           ---           ---
    Other                                                                         6          (284)          (20)
    Effect of changes in:
     Accounts receivable                                                      3,386        (3,902)        3,619
     Other current assets                                                       (63)         (171)          (77)
     Accounts payable and other current liabilities                          (4,166)       10,793          (640)
                                                                           --------     ---------      --------
      Net cash provided by operating activities                               3,136        27,447        23,740
                                                                           --------     ---------      --------

Cash flows from investing activities:
  Additions to oil and gas properties                                        (1,717)       (7,697)      (25,510)
  Proceeds from sale of assets                                                  110         1,381         3,541
  Purchase of Coda by JEDI, net of $5,740 cash acquired                         ---      (174,373)          ---
  Gas plant and gathering systems and other property additions                 (114)         (323)       (2,422)
  Loan to stockholder                                                           ---          (738)         (450)
  Payments received on amounts due from stockholders                            130           124           ---
  Other                                                                         ---           (40)          ---
                                                                           --------     ---------      --------
      Net cash used by investing activities                                  (1,591)     (181,666)      (24,841)
                                                                           --------     ---------      --------
Cash flows from financing activities:
  Proceeds from bank borrowings                                                 ---         2,000        18,500
  Proceeds from issuance of subordinated debt                                   ---       210,000           ---
  Proceeds from issuance of common and preferred stock                          ---       110,026           ---
  Repayment of bank borrowings and subordinated debt                            (19)     (152,890)      (16,486)
  Financing costs                                                              (390)         (783)         (199)
                                                                           --------     ---------      --------
      Net cash provided (used) by financing activities                         (409)      168,353         1,815
                                                                           --------     ---------      --------

Increase in cash                                                              1,136        14,134           714
Cash at beginning of period                                                   4,604           ---         7,994
                                                                           --------     ---------      --------
Cash at end of period                                                      $  5,740     $  14,134      $  8,708
                                                                           ========     =========      ========

Supplemental cash flow information:
  Interest paid                                                            $  1,544     $   5,719      $  9,579
                                                                           ========     =========      ========
  Income taxes paid                                                        $    ---     $     120      $    424
                                                                           ========     =========      ========

                 See Notes to Consolidated Financial Statements

                      CODA ENERGY, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)

1.   THE JEDI MERGER

  On February 16, 1996, pursuant to an Agreement and Plan of Merger, Coda Energy, Inc. ("Coda"), was acquired by Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT") (the "JEDI Merger"). Coda, together with its subsidiaries, prior to and including February 16, 1996 is referred to herein as the Predecessor and after such date as the Successor and collectively, for both periods, the Company. In conjunction with the JEDI Merger, JEDI entered into certain agreements with members of the Company's management (the "Management Group"), providing for a continuing role of management in the Company after the JEDI Merger. Following consummation of the JEDI Merger, the Management Group owns approximately 5% of Coda's common stock on a fully-diluted basis. JEDI owns the remaining 95%.

  The JEDI Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring Coda has been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the JEDI Merger reflect a new basis of accounting and are not comparable to prior periods.

  The allocation of JEDI's purchase price to the assets and liabilities of Coda resulted in a significant increase in the carrying value of the Company's oil and gas properties. Under the full cost method of accounting, the carrying value of oil and gas properties (net of related deferred taxes) is generally not permitted to exceed the sum of the present value (10% discount rate) of estimated future net cash flows (after tax) from proved reserves, based on current prices and costs, plus the lower of cost or estimated fair value of unproved properties (the "cost center ceiling"). Based upon the allocation of JEDI's purchase price and estimated proved reserves and product prices in effect at the date of the JEDI Merger, the purchase price allocated to oil and gas properties was in excess of the cost center ceiling by approximately $83.3 million ($53.3 million net of related deferred taxes). The resulting writedown was a non-cash charge and was included in the results of operations for the 227-day period ended September 30, 1996.

2.   ACCOUNTING AND REPORTING POLICIES

  The consolidated financial statements include the accounts of Coda and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

  The accompanying consolidated financial statements, which should be read in conjunction with the audited consolidated financial statements for the 319-day period ended December 31, 1996, reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the 47-day period ended February 16, 1996, the 227-day period ended September 30, 1996 and the nine months ended September 30, 1997. The results for the period ended September 30, 1997, are not necessarily indicative of results for a full year.

  Fees from overhead charges billed to working interest owners, including the Company, of $848,000, $4.3 million and $4.9 million for the 47-day period ended February 16, 1996, the 227-day period ended September 30, 1996 and the nine months ended September 30, 1997, respectively, have been classified as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

3.   PRO FORMA INFORMATION

  The pro forma statement of operations information was prepared as if the JEDI Merger and the sale of the 10 1/2% Senior Subordinated Notes (the "Notes") had occurred on January 1, 1996. The pro forma information does not purport to represent the results of operations which would have occurred had such transactions been consummated on January 1, 1996 or for any future period. The pro forma information was prepared by adjusting the 1996 periods: (i) to adjust depletion, depreciation, and amortization to reflect JEDI's purchase price allocated to property and equipment, (ii) to adjust interest expense to give effect to the net reduction of approximately $37.0 million under the Company's credit facility and repayment of a note payable to an officer of the Company, partially offset by an increase in the interest rate on borrowings under the new credit facility of .25%, (iii) to record interest on the Notes at an interest rate of 10 1/2%, (iv) to record amortization of the issuance cost of the Notes over the term such debt is expected to be outstanding (10 years), (v) to adjust the writedown of oil and gas properties and stock option compensation to eliminate these non-recurring charges related to the JEDI Merger, (vi) to adjust the provision for income taxes for the change in financial taxable income resulting from the above adjustments, and (vii) to record the cumulative dividend requirements of the redeemable preferred stock issued to JEDI.

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

5.   LONG-TERM DEBT

  On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (as amended, the "Credit Agreement") which provides for a revolving credit facility in an amount up to $250.0 million. Pursuant to the terms of the Credit Agreement, the semiannual borrowing base redetermination as of April 1, 1997, resulted in an increase of the Company's borrowing base from $115 million to $120 million. The next redetermination is
scheduled for January 1, 1998.   At September 30, 1997, $67.0 million was
outstanding under the Credit Agreement and $53.0 million was available for borrowing thereunder. On March 31, 1997, the Company repaid in full (principal balance of $466,000) it's note payable to NationsBank that was due January 2, 1998.

6.   10 1/2% SENIOR SUBORDINATED NOTES

  On March 18, 1996, the Company completed the sale of the Notes which bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the indenture governing the Notes (the "Indenture")) of Coda, and are senior in right of payment to all future subordinated debt of the Company. The claims of the holders of the Notes are subordinated to Senior Debt, which, as of September 30, 1997, was $67.1 million.

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

  Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined they are not material to investors. The combined condensed financial information of the Company's current subsidiaries, the Guarantors, is as follows:

                                                      December 31,   September 30,
                                                          1996            1997
                                                     --------------  --------------
                                                                      (Unaudited)
Current assets                                           $ 7,745        $  5,820
Oil and gas properties, net                               50,176          51,095
Gas plants and gathering systems, net                     31,617          31,846
Other properties and assets, net                           1,113             781
                                                         -------        --------
       Total assets                                      $90,651        $ 89,542
                                                         =======        ========

Current liabilities                                      $ 8,321        $  6,315
Intercompany payables                                     33,551          29,585
Deferred income taxes                                     16,191          17,956
Stockholder's equity                                      32,588          35,686
                                                         -------        --------
       Total liabilities and stockholder's equity        $90,651        $ 89,542
                                                         =======        ========


                                                         Predecessor                    Successor
                                                         -----------           -----------------------------
                                                            47 Days              227 Days       Nine Months
                                                             Ended                Ended           Ended
                                                         February 16,          September 30,   September 30,
                                                             1996                  1996            1997
                                                         -----------           -------------   -------------
                                                         (Unaudited)           (Unaudited)     (Unaudited)
Revenues:
 Oil and gas sales                                         $ 2,529              $ 17,443         $17,463
 Gas gathering and processing                                5,322                26,294          32,712
 Other income (loss)                                             2                   156             (51)
                                                           -------              --------         -------
                                                             7,853                43,893          50,124

Costs and expenses:
 Oil and gas production                                        843                 4,758           5,672
 Gas gathering and processing                                4,567                21,836          27,956
 Depletion, depreciation and amortization                    1,039                 6,924           7,460
 General and administrative                                    435                 2,229           2,429
 Interest                                                      460                 1,881           1,454
 Writedown of oil and gas properties                           ---                19,159             ---
                                                           -------              --------         -------
                                                             7,344                56,787          44,971
                                                           -------              --------         -------
Income (loss) before income taxes                              509               (12,894)          5,153
Income tax expense (benefit)                                   277                (4,488)          2,055
                                                           -------              --------         -------
Net income (loss)                                          $   232              $ (8,406)        $ 3,098
                                                           =======              ========         =======

7.   PREFERRED STOCK

  Under Coda's Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 40,000 shares of preferred stock, par value $0.01 per share. All 40,000 shares of preferred stock are designated as "15% Cumulative Preferred Stock" (the "Preferred Stock"). The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends, at the rate of $150.00 per share per annum. There are currently 20,000 shares of Preferred Stock issued and outstanding. Shares of Preferred Stock in excess of such 20,000 shares are issuable only for the purpose of paying dividends on the Preferred Stock. As of September 30, 1997, the Preferred Stock had accumulated approximately $5.4 million in preferred dividends which had not been declared by the Board of Directors.


8.   BELCO MERGER

  The Company entered into an Agreement and Plan of Merger (the "Belco Merger Agreement") dated as of October 31, 1997 among the Company, Belco Oil & Gas Corp., a Nevada corporation ("Belco"), and Belco Acquisition Sub, Inc., a Delaware corporation ("Sub"), providing for the merger (the "Belco Merger") of Sub with and into the Company, with the Company surviving the Belco Merger. Pursuant to the terms and conditions of the Belco Merger Agreement, (i) the common stockholders of the Company will receive an aggregate of $134 million in cash, as increased by the cash proceeds, if any, received by the Company from the sale of Taurus Energy Corp. ("Taurus"), a wholly owned subsidiary of the Company, prior to the consummation of the Belco Merger, and as decreased by the aggregate amount of payments due to Douglas H. Miller pursuant to the Amendment to Executive Employment Agreement (discussed below), and (ii) the preferred stockholder of the Company will receive (A) cash equal to the redemption value of the Company's preferred stock less $10 million, (B) warrants to purchase 1,666,667 shares of common stock of Belco at an exercise price of $27.50 per share (subject to adjustment), pursuant to the terms and conditions of a Warrant Agreement to be executed and delivered to the Company's preferred stockholder at the closing of the Belco Merger and (C) the right to receive (only under certain circumstances) the aggregate amount received by the Company from the sale of Taurus after the consummation of the Belco Merger.

  Prior to the closing of the Belco Merger, the Company has agreed, among other things, to (i) operate its business in the ordinary course, consistent with past practice, (ii) provide Belco full access to all of its properties and personnel so as to enable Belco to conduct its due diligence, (iii) not initiate, solicit, negotiate or encourage any proposal or offer to acquire all or substantially all of the business of the Company, and (iv) use its reasonable efforts to consummate a transaction disposing of Taurus.

  The Belco Merger Agreement provides for the closing of the Belco Merger on November 26, 1997, which date can be extended to December 3, 1997 upon either party's election. However, the closing of the Belco Merger is conditioned on a number of things, including but not limited to, (i) Belco determining that, had the Company's representations and warranties made in the Belco

Merger Agreement been made without any knowledge or materiality qualifiers, Belco would not suffer or experience losses aggregating greater than $10 million and (ii) the execution and delivery of several ancillary agreements.

  The Belco Merger Agreement may be terminated (i) by mutual written consent of Belco and the Company, (ii) by either Belco or the Company if the closing of the Belco Merger has not occurred by November 26, 1997 (or December 3, 1997 if either party has requested such extension in accordance with the Belco Merger Agreement); provided that the Company cannot terminate the Belco Merger Agreement pursuant to this clause (ii) for a period of 45 days after December 3, 1997 to allow Belco to obtain all regulatory approvals necessary to consummate the transactions contemplated by the Belco Merger Agreement if the disposition of Taurus does not occur before such date, or (iii) by either Belco or the Company upon written notice to the other in the event of a final permanent order either enjoining or otherwise prohibiting the consummation of the transactions contemplated by the Belco Merger Agreement or having a material adverse effect on the business, operations or financial condition of Belco or the Company.

  Simultaneously with the execution of the Belco Merger Agreement, the Company entered into a number of ancillary agreements. The Company entered into Shareholder Agreements, effective as of October 31, 1997 (the "Shareholder Agreements"), with Belco and each of the Company's minority shareholders providing, among other things, that (i) the shareholder would vote in favor of the Belco Merger at any meeting of stockholders and granting Belco an irrevocable proxy, coupled with an interest, to vote in favor of the Belco Merger, (ii) the shareholder waives any appraisal rights, and (iii) the shareholder releases the Company from any claims that the shareholder might have against the Company or any affiliate. The Company also entered into a Stockholders Allocation Agreement dated as of October 31, 1997 (the "Allocation Agreement") with all of the stockholders of the Company wherein the stockholders, among other things, agreed to the allocation of the proceeds from the Belco Merger among themselves and approved and adopted the Belco Merger Agreement. The Company also entered into an Amendment to Executive Employment Agreement dated as of October 31, 1997 with Douglas H. Miller providing, among other things, for the cancellation of the remaining term under Mr. Miller's original Executive Employment Agreement, effective upon the consummation of the Belco Merger, and the payment to Mr. Miller at the closing of the Belco Merger of the sum of all payments that would have come due to Mr. Miller under his original employment agreement if Mr. Miller's employment had continued without interruption.

  In connection with the JEDI Merger, JEDI and the Management Group entered into a Stockholders Agreement dated October 31, 1995, as amended by Amendment No. 1 to Stockholders Agreement dated as of January 10, 1996 (as amended, the "JEDI Stockholders Agreement") that, among other things, provides that each member of the Management Group shall have the right (the "Special Management Rights") to receive from JEDI, upon the occurrence of certain events (generally an initial public offering, a business combination with another person or the liquidation of Coda) (each, a "Trigger Event"), an amount, which is payable in cash or additional shares of Coda common stock depending upon the cause of the Trigger Event, designed to result in the Management Group receiving in connection with the Trigger Event one-third of the proceeds, attributable to the shares of Coda common stock purchased by JEDI, above the amount of proceeds necessary for JEDI to achieve an internal annual rate of return on that investment of 15%. The individual member's interest in such Special Management Rights is proportional to such member's ownership of the fully diluted common stock of Coda. The Belco Merger would be a Trigger Event as described in the JEDI Stockholders Agreement. If the Belco Merger is consummated, the Company will record compensation expense equal to the value of the Special Management Rights, currently estimated to range from $17.1 million to $19.3 million. Since the Special Management Rights are an obligation of JEDI, the offsetting credit would be to additional paid-in capital.

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

  On February 16, 1996, pursuant to an Agreement and Plan of Merger, Coda was acquired by Joint Energy Development Investments Limited Partnership ("JEDI"), which is an affiliate of Enron Capital & Trade Resources Corp. ("ECT") (the "JEDI Merger"). Coda, together with its subsidiaries, prior to and including February 16, 1996 is referred to herein as the Predecessor and after such date as the Successor and collectively, for both periods, the Company. The JEDI Merger has been accounted for using the purchase method of accounting. As such, JEDI's cost of acquiring Coda has been allocated to the assets and liabilities acquired based on estimated fair values. As a result, the Company's financial position and operating results subsequent to the date of the JEDI Merger reflect a new basis of accounting and are not comparable to prior periods.

FORWARD-LOOKING STATEMENTS

  All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectation of management and are based on the Company's historical operating trends, estimates of proved reserves and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, gas plants and gathering systems, (ii) that there will be no material acquisitions or divestitures and (iii) the continuation of current ownership and management. None of the forward-looking statements give any effect to any changes resulting from the proposed merger with Belco Oil & Gas Corp. described in Item 5. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations and production risks, regulatory risks and counterparty risk. Many of these risks are described elsewhere herein. The Company may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

RESULTS OF OPERATIONS

  The following table sets forth certain unaudited operating data regarding the production and sales volumes, average sales prices, and costs associated with the Company's oil and gas operations and gas gathering and processing operations for the periods indicated.

                                            Predecessor                                     Successor
                                            -----------   -------------------------------------------------------------------------

                                                                                         Pro Forma
                                              47 Days        227 Days   Three Months   Nine Months      Three Months    Nine Months
                                               Ended          Ended         Ended         Ended             Ended         Ended
                                            February 16,  September 30, September 30,   September 30,   September 30,  September 30
                                               1996            1996          1996           1996            1997           1997
                                            -----------   ------------   -----------    -----------      ----------     -----------
OIL AND GAS OPERATING DATA:
Net production:
         Oil (Mbbls)                              408            2,147          840        2,555               803          2,435
         Gas (Mmcf)                               500            2,390        1,012        2,890             1,213          3,475

Average sales price:
         Oil (per Bbl)                        $ 17.57          $ 19.90      $ 20.46      $ 19.53           $ 18.35        $ 19.20
         Gas (per Mcf)                        $  1.82          $  2.05      $  2.01      $  2.01           $  2.09        $  2.25

Average production cost per BOE               $  7.33          $  7.93      $  8.01      $  7.83           $  8.68        $  8.54

GAS GATHERING AND PROCESSING
 OPERATING DATA:

Sales:
         Gas sales (MMBTU)                      1,555            7,633        3,154        9,188             2,975          9,283
         Gas sales average price              $  2.24          $  2.20      $  2.21      $  2.21           $  2.42        $  2.45
         Natural gas liquids sales
                 (M gallons)                    5,868           27,844       10,982       33,712            10,809
         Natural gas liquids average price    $0.3173          $0.3403      $0.3641      $0.3363           $0.3302        $0.3337

Costs and expenses (in thousands):
         Gas purchases                        $ 3,760          $19,615      $ 8,231      $23,675           $ 8,020        $24,813
         Plant operating expenses             $   506          $ 2,552      $ 1,088      $ 3,058           $   978        $ 3,143


  Comparison of the nine months ended September 30, 1996 (pro forma) and 1997
                                  (historical)

   The unaudited pro forma information was prepared as if the JEDI Merger and the issuance of $110.0 million of 10 1/2% Senior Subordinated Notes (the "Notes") had occurred on January 1, 1996. The unaudited pro forma information was prepared by combining the two 1996 periods and giving effect to adjustments affecting (i) depletion, depreciation and amortization,
(ii) interest expense, (iii) income taxes and (iv) certain other costs resulting from the JEDI Merger as more fully outlined in the Notes to Consolidated Financial Statements. The comparisons below compare the unaudited pro forma information for the nine months ended September 30, 1996 to unaudited historical information for the nine months ended September 30, 1997. Unless otherwise indicated, the variation and trend analysis set forth below in comparing the nine months ended September 30, 1996 and 1997 is comparable to the analysis that would result from comparing the quarters ended September 30, 1996 and 1997.

   Oil and gas sales for the nine months ended September 30, 1997, decreased 2% to approximately $54.6 million from approximately $55.7 million in the comparable period in 1996 primarily due to a 5% decrease in oil production and a decrease of $.33 per barrel in the average sales price of oil partially offset by a 20% increase in gas volumes resulting from the acquisition of oil and gas properties in February 1997 and favorable drilling results in 1996 and 1997 and
an increase of $.24 per Mcf in the average sales price of gas.    The decrease
in oil production is primarily a result of natural declines in production partially offset by production from acquisitions in December 1996 and February 1997. During the nine months ended September 30, 1997, 86% of oil and gas sales revenues were attributable to oil production.

   Oil and gas sales for the quarter ended September 30, 1997 decreased 10% to approximately $17.3 million from approximately $19.2 million in the comparable period in 1996 primarily due to a decrease of $2.11 per barrel in the average sales price of oil and by a 4% decrease in oil production. The decrease in oil production results primarily from natural production declines which were partially offset by production from acquisitions in December 1996 and February 1997. The Company also experienced a 20% increase in gas volumes as a result of the acquisition of oil and gas properties in February 1997 and favorable drilling results in 1996 and 1997. Oil and gas prices remain unpredictable.
See "- Changes in Prices and Hedging Activities" below.

   Gas gathering and processing revenues for the nine months ended September 30, 1997 increased 4% to approximately $32.7 million from approximately $31.6 million in the comparable period in 1996 primarily due to an 11% increase in the average sales price for natural gas. This increase was partially offset by a 11% decrease in natural gas liquids volumes due primarily to natural production declines.

   Gas gathering and processing revenues for the quarter ended September 30, 1997 decreased 2% to approximately $10.8 million from approximately $11.0 million in the comparable period in 1996 primarily due to a 9% decrease in the average sales price for natural gas liquids and a 6% decrease in natural gas sales volumes due primarily to natural production declines. These decreases were partially offset by a 10% increase in the average sales price of natural gas.

   Other income for the nine months ended September 30, 1997 decreased 46% to approximately $846,000 from approximately $1.6 million in the comparable period in 1996 due to a reduction in interest income of approximately $295,000 as a result of interest earned in 1996 on cash balances associated with the JEDI Merger and a reduction in gains on sales of marketable securities of approximately $240,000.

   Oil and gas production expenses (including production taxes) for the nine months ended September 30, 1997 increased 8% to approximately $25.7 million from approximately $23.8 million for the same period in 1996, reflecting the effects of the properties acquired in 1996 and 1997 and from new wells drilled. Oil and gas production expenses for the nine months ended September 30, 1997 were $8.54 per BOE and are expected to remain near this level for the remainder of the year.

   Gas gathering and processing expenses for the nine months ended September 30, 1997 increased 6% to approximately $28.0 million from approximately $26.4 million in the comparable period in 1996 due primarily to an increase in the purchase price paid to producers. Gas gathering and processing expenses usually fluctuate in ratio with gas gathering and processing revenues.

   Gas gathering and processing expenses for the quarter ended September 30, 1997 decreased 2% to approximately $9.0 million from approximately $9.2 million in the comparable period in 1996 due to a slight decrease in the purchase prices paid to producers and a slight decrease in plant operating expenses.

   Depletion, depreciation and amortization expense for the nine months ended September 30, 1997, decreased 3% to approximately $20.2 million from approximately $20.8 million for the period in 1996 reflecting the effect on depletion, depreciation and amortization rates of upward reserve revisions at December 31, 1996 and acquisitions in December 1996 and February 1997. Oil and gas depletion, depreciation and amortization expense decreased from $5.94 per BOE for the nine months ended September 30, 1996, to $5.75 per BOE for the nine months ended September 30, 1997. The Company anticipates that the depletion, depreciation and amortization rate per BOE will be approximately $5.75 for 1997, absent significant additional acquisitions or reserve revisions.

   General and administrative expenses for the nine months ended September 30, 1997 decreased 28% to approximately $1.2 million from approximately $1.6 million for the same period in 1996. This decrease is primarily due to an accrual for bonuses of $567,000 in 1996 but not in 1997. The Company expects that general and administrative expenses for the year ended December 31, 1997 will be near 1996 levels, absent significant additional acquisitions.

   General and administrative expenses for the quarter ended September 30, 1997 increased 70% to approximately $742,000 from approximately $437,000 in the comparable period in 1996 due primarily to a July 1997 reduction in overhead fees charged on wells operated by the Company in order to correct prior overcharges of administrative burdens.

   Interest expense for the nine months ended September 30, 1997 decreased 5% to approximately $12.1 million from approximately $12.8 million for the comparable period in 1996, primarily due to decreases in outstanding debt levels as a result of utilizing available cash flow to reduce amounts outstanding under the Company's credit facility.

   Net income for the nine months ended September 30, 1997, was approximately $346,000 compared to approximately $1.9 million for the comparable period in 1996. This decrease resulted primarily from decreases in oil and gas prices, lower oil volumes, relatively higher lease operating expenses and a decrease in other income. Net loss for the quarter ended September 30, 1997 was $712,000 compared to net income for the quarter ended September 30, 1996 of $1.2 million. This decrease resulted primarily from decreases in oil and gas prices, lower oil volumes, relatively higher lease operating expenses and a decrease in other income.

CHANGES IN PRICES AND HEDGING ACTIVITIES

   Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average oil price per barrel during 1996 and at December 31, 1996, was $20.22 and $24.88, respectively. For the nine months ended September 30, 1997, the Company received an average of $1.63 per barrel less (including an oil hedging price decrease of $.58 per barrel) and $.08 per Mcf less for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. On October 31, 1997, the NYMEX closing price for the near month for oil and natural gas was $21.08 per barrel and $3.55 per Mcf, respectively.

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

   The Company has sold swaps to hedge 150,000 barrels of oil and 60,000 barrels of oil at a weighted average NYMEX price of $19.27 and $19.41 per barrel for the three months ending December 31, 1997 and year ending December 31, 1998, respectively, under various transactions entered into as of September 30, 1997. In connection with a swap beginning January 1, 1997 covering 15,000 barrels per month at a strike price of $19.00, which expires December 31, 1997, the Company granted the counterparty a one day option at the expiration of the swap to extend the swap under the same terms for an additional twelve months.

   During the 47-day period ended February 16, 1996, the 227-day period ended September 30, 1996 and the nine months ended September 30, 1997 the Company's oil revenues were decreased by $14,000, $2.0 million and $1.4 million, respectively, as a result of hedging transactions.


LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1997, the Company had cash and cash equivalents of approximately $8.7 million and working capital of approximately $4.9 million. Cash provided by operating activities for the nine months ended September 30, 1997 decreased to approximately $23.7 million compared to $30.6 million for the comparable period in 1996. Changes in working capital items account for approximately $3.0 million of the decrease in cash provided by operating activities. As a result of issuing the Notes in March 1996, accrued interest increased approximately $3.1 million in 1996. Cash provided by operating activities before changes in working capital items for the nine months ended September 30, 1997 decreased $3.8 million to approximately $20.9 million from approximately $24.7 million from the comparable period in 1996 due to a decrease in margins on oil and gas operations and a decrease in other income. Excluding the impact of the JEDI Merger, cash flows used in investing activities increased to $24.8 million for the nine months ended September 30, 1997 from $8.9 million for the comparable period in 1996, primarily as a result of the acquisition in February 1997 of oil and gas properties for $13.5 million. Cash flows provided by financing activities decreased from $168.4 million for the nine months ended September 30, 1996 to $1.8 million for the comparable period in 1997, primarily due to financing transactions related to the JEDI Merger.

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

   The Company from time to time entertains bids for selected portions of its existing oil and natural gas properties which it believes are no longer suitable for its business strategy. Sales of properties in the past three years have not been material.

   The Company has development drilling programs designed for all its major operating areas. The Company has budgeted capital spending of between $15 million and $20 million in 1997, excluding property acquisitions, but is not contractually committed to expend these funds. During the first nine months of 1997, the Company incurred approximately $9.5 million of these costs. In addition, the Company is continuing to evaluate oil and natural gas properties for future acquisitions. As a result of being 95% owned by JEDI (on a fully diluted basis), the Company does not expect to utilize the public equity market to finance acquisitions in the near term. Accordingly, any material expenditures in connection with acquisitions would require borrowing under the Company's credit facility or from other sources. There can be no assurance that such funds will be available to the Company. Furthermore, the Company's ability to borrow in the future is subject to restrictions imposed by the Company's credit facility and the indenture governing the Notes (the "Indenture") .

The JEDI Merger

   The Company incurred substantial indebtedness in connection with the JEDI Merger and is highly leveraged. As of September 30, 1997, the Company had total indebtedness of approximately $177.1 million and common stockholders' equity of approximately $45.7 million. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with available borrowings under the Company's credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal of, and interest on, its indebtedness, including the Notes. There can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make necessary capital expenditures. The Company may find it necessary to refinance a portion of the principal amount of the Notes at or prior to their maturity. However, there can be no assurance that the Company will be able to obtain financing to complete a refinancing of the Notes.

Credit Agreement

   On February 14, 1996, the Company entered into a credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as lender and as agent, and additional lenders named therein (as amended, the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the semiannual borrowing base redetermination as of April 1, 1997 resulted in an increase of the Company's borrowing base from $115 million to $120 million. The next redetermination is scheduled for January 1, 1998. At September 30, 1997, $67.0 million was outstanding under the Credit Agreement and $53.0 million was available for borrowing thereunder. On March 31, 1997, the Company repaid in full (principal balance of $466,000) its note payable to NationsBank that was due January 2, 1998.

15% Cumulative Preferred Stock

   The Company's Restated Certificate of Incorporation authorizes the issuance of up to 40,000 shares of preferred stock, par value $0.01 per share, designated as "15% Cumulative Preferred Stock" (the "Preferred Stock"). In conjunction with the JEDI Merger, the Company issued 20,000 shares of Preferred Stock to JEDI for $20.0 million in cash. Shares of Preferred Stock in excess of such 20,000 shares are issuable only for the purpose of paying dividends on the Preferred Stock. The holders of each share of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative preferential dividends at the rate of $150.00 per share per annum. The payment of Preferred Stock dividends in cash is restricted by the Credit Agreement and the Indenture. As of September 30, 1997, the Preferred Stock had accumulated approximately $5.4 million in preferred dividends which had not been declared by the Board of Directors.

Effect of the Belco Merger on Liquidity and Capital Resources

   The Company has entered into an Agreement and Plan of Merger dated as of October 31, 1997 among the Company, Belco Oil & Gas Corp. ("Belco") and Belco Acquisition Sub, Inc. ("Sub"), providing for the merger of Sub with and into the Company, with the Company surviving the Merger (the "Belco Merger"). The consummation of the Belco Merger would cause a default under the terms of the Credit Agreement due to (i) the change in ownership of the Company or (ii) the disposition by Grant W. Henderson, President and Chief Financial Officer of the Company, of his common equity ownership in the Company. In order to avoid such default, it will be necessary for the Company to obtain from its lenders a waiver or consent to the Belco Merger, make arrangements to repay in full the amounts outstanding under the Credit Agreement ($67.0 million at September 30,1997), or otherwise amend the Credit Agreement on terms mutually acceptable to the parties.

   Under the terms of the Indenture governing the Notes, the change in ownership of the Company, as a result of the consummation of the Belco Merger, would allow each holder of the Notes to require the Company to repurchase such Notes at 101% of the principal amount thereof plus accrued and unpaid interest.

                          PART II - OTHER INFORMATION

Item 5.   OTHER INFORMATION
          -----------------

  The Company entered into an Agreement and Plan of Merger (the "Belco Merger Agreement") dated as of October 31, 1997 among the Company, Belco Oil & Gas Corp., a Nevada corporation ("Belco"), and Belco Acquisition Sub, Inc., a Delaware corporation ("Sub"), providing for the merger (the "Belco Merger") of Sub with and into the Company, with the Company surviving the Belco Merger. Pursuant to the terms and conditions of the Belco Merger Agreement, (i) the common stockholders of the Company will receive an aggregate of $134 million in cash, as increased by the cash proceeds, if any, received by the Company from the sale of Taurus Energy Corp. ("Taurus"), a wholly owned subsidiary of the Company, prior to the consummation of the Belco Merger, and as decreased by the aggregate amount of payments due to Douglas H. Miller pursuant to the Amendment to Executive Employment Agreement (discussed below), and (ii) the preferred stockholder of the Company will receive (A) cash equal to the redemption value of the Company's preferred stock less $10 million, (B) warrants to purchase 1,666,667 shares of common stock of Belco at an exercise price of $27.50 per share (subject to adjustment), pursuant to the terms and conditions of a Warrant Agreement to be executed and delivered to the Company's preferred stockholder at the closing of the Belco Merger and (C) the right to receive (only under certain circumstances) the aggregate amount received by the Company from the sale of Taurus after the consummation of the Belco Merger.

  Prior to the closing of the Belco Merger, the Company has agreed, among other things, to (i) operate its business in the ordinary course, consistent with past practice, (ii) provide Belco full access to all of its properties and personnel so as to enable Belco to conduct its due diligence, (iii) not initiate, solicit, negotiate or encourage any proposal or offer to acquire all or substantially all of the business of the Company, and (iv) use its reasonable efforts to consummate a transaction disposing of Taurus.

  The Belco Merger Agreement provides for the closing of the Belco Merger on November 26, 1997, which date can be extended to December 3, 1997 upon either party's election. However, the closing of the Belco Merger is conditioned on a number of things, including but not limited to, (i) Belco determining that, had the Company's representations and warranties made in the Belco Merger Agreement been made without any knowledge or materiality qualifiers, Belco would not suffer or experience losses aggregating greater than $10 million and (ii) the execution and delivery of several ancillary agreements.

   The Belco Merger Agreement may be terminated (i) by mutual written consent of Belco and the Company, (ii) by either Belco or the Company if the closing of the Belco Merger has not occurred by November 26, 1997 (or December 3, 1997 if either party has requested such extension in accordance with the Belco Merger Agreement); provided that the Company cannot terminate the Belco Merger Agreement pursuant to this clause (ii) for a period of 45 days after December 3, 1997 to allow Belco to obtain all regulatory approvals necessary to consummate the transactions contemplated by the Belco Merger Agreement if the disposition of Taurus does not occur before such date, or (iii) by either Belco or the Company upon written notice to the other in the event of a final permanent order either enjoining or otherwise prohibiting the consummation of the transactions contemplated by the Belco Merger Agreement or having a material adverse effect on the business, operations or financial condition of Belco or the Company.

   Simultaneously with the execution of the Belco Merger Agreement, the Company entered into a number of ancillary agreements. The Company entered into Shareholder Agreements effective as of October 31, 1997 (the "Shareholder Agreements"), with Belco and each of the Company's minority shareholders providing, among other things, that (i) the shareholder would vote in favor of the Belco Merger at any meeting of stockholders and granting Belco an irrevocable proxy, coupled with an interest, to vote in favor of the Belco Merger, (ii) the shareholder waives any appraisal rights, and (iii) the shareholder releases the Company from any claims that the shareholder might have against the Company or any affiliate. The Company also entered into a Stockholders Allocation Agreement dated as of October 31, 1997 (the "Allocation Agreement") with all of the stockholders of the Company wherein the stockholders, among other things, agreed to the allocation of the proceeds from the Belco Merger among themselves and approved and adopted the Belco Merger Agreement. The Company also entered into an Amendment to Executive Employment Agreement dated as of October 31, 1997 with Douglas H. Miller providing, among other things, for the cancellation of the remaining term under Mr. Miller's original Executive Employment Agreement, effective upon the consummation of the Belco Merger, and the payment to Mr. Miller at the closing of the Belco Merger of the sum of all payments that would have come due to Mr. Miller under his original employment agreement if Mr. Miller's employment had continued without interruption.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

     (A)        Exhibits

     2.1/(1)/ Agreement and Plan of Merger ("Agreement and Plan of Merger") by and among Coda, Belco Oil & Gas Corp. ("Belco") and Belco Acquisition Sub, Inc. dated as of October 31, 1997.

     2.2/(1)/ Agreement of Coda to provide schedules to Agreement and Plan of Merger (Exhibit 2.1).

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

     4.12/(1)/  Form of Shareholders Agreement ("Shareholders Agreement") by and
                among Coda, Belco and each of the minority shareholder of Coda effective as of October 31, 1997.

     4.13/(1)/  List of Coda Shareholders Executing the Shareholders Agreement
                (Exhibit 4.12).

     4.14/(1)/  Stockholders Allocation Agreement among Coda and each of the
                Coda stockholders dated as of October 31, 1997.

     4.15/(1)/  Agreement of Coda to provide schedules to Shareholders Agreement
                (Exhibit 4.12) and Stockholders Allocation Agreement (Exhibit 4.14).

     10.1/(2)/  Form of Indemnification Agreement entered into between Coda and certain of its directors and officers filed as Exhibit 10.1 to Coda's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.

     10.2/(2)/  List of directors and officers that have entered into
                Indemnification Agreements with Coda filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, (the "September 1995 10-Q") and incorporated by reference herein.

     10.3 Agreement and Plan of Merger, by and among Coda, Joint Energy Development Investments Limited Partnership ("JEDI") and Coda Acquisition, Inc. dated as of October 30, 1995 filed as Exhibit
                2.1 to Coda's Current Report on Form 8-K dated October 30, 1995 (the "October 1995 8-K"), and incorporated by reference herein.

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

     10.6 Second Amendment to Agreement and Plan of Merger dated as of January 10, 1996 filed as Exhibit 2.1 to Coda's Current Report on Form 8-K dated January 10, 1996 ("January 1996 8-K"), and incorporated by reference herein.

     10.7 Agreement of Coda to provide schedules and exhibits to Second Amendment to Agreement and Plan of Merger (Exhibit 10.6) and to provide schedules to Amendment No. 1 to Subscription Agreement (Exhibit 10.18) and Amendment No. 1 to Stockholders Agreement (Exhibit 10.19) filed as Exhibit 99.4 to the January 1996 8-K, and incorporated by reference herein.

     10.8/(2)/  Stockholders Agreement dated October 30, 1995 filed as Exhibit
                99.2 to the October 1995 8-K, and incorporated by reference herein.

     10.9/(2)/  Subscription Agreement among Coda Acquisition, Inc. and The
                Management Investors (as defined therein) dated October 30, 1995 filed as Exhibit 99.3 to the October 1995 8-K, and incorporated by reference herein.

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

     10.18/(2)/ Amendment No. 1 to Subscription Agreement dated as of January
                10, 1996 filed as Exhibit 99.2 to the January 1996 8-K, and incorporated by reference herein.

     10.19/(2)/ Amendment No. 1 to Stockholders Agreement dated as of January
                10, 1996 filed as Exhibit 99.3 to the January 1996 8-K, and incorporated by reference herein.

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

     10.32 Agreement and Plan of Merger, by and among Coda, Belco and Belco Acquisition Sub, Inc. dated as of October 31, 1997 and filed as
                Exhibit 2.1 above.

     10.33 Agreement of Coda to provide schedules to Agreement and Plan of Merger (Exhibit 2.1) filed as Exhibit 2.2 above.

     10.34 Form of Shareholders Agreement ("Shareholders Agreement") by and among Coda, Belco and each of the minority shareholder of Coda effective as of October 31, 1997 filed as Exhibit 4.12 above.

     10.35 List of Coda Shareholders Executing the Shareholders Agreement (Exhibit 4.12) filed as Exhibit 4.13 above.

     10.36 Stockholders Allocation Agreement among Coda and each of the Coda stockholders dated as of October 31, 1997 filed as Exhibit
                4.14 above.

     10.37 Agreement of Coda to provide schedules to Shareholders Agreement (Exhibit 4.12) and Stockholders Allocation Agreement (Exhibit 4.14) filed as Exhibit 4.15 above.

     10.38/(1)(2)/ Amendment to Executive Employment Agreement between Douglas
                   H. Miller ("Miller") and Coda dated as of October 31, 1997 amending that certain executive Employment Agreement effective as of February 16, 1996 between Miller and Coda (Exhibit 10.16).

     27/(1)/       Financial data schedule

-------------------------------------------------------
/(1)/ Filed herewith.
/(2)/ Identifies management contract or compensation plan.

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

                                    CODA ENERGY, INC.
                                    (Registrant)



                                    By:  /s/ Grant W. Henderson
                                       ---------------------------------------
                                         Grant W. Henderson
                                         President and Chief Financial Officer


Date: November 13, 1997

                                 EXHIBIT INDEX


                                                              Sequential
Exhibit No.     Description of Exhibit                        Page No.
-----------     ----------------------                        --------
2.1*            Agreement and Plan of Merger ("Agreement
                and Plan of Merger") by and among Coda,
                Belco Oil & Gas Corp. ("Belco") and Belco
                Acquisition Sub, Inc. dated as of October
                31, 1997.

2.2* Agreement of Coda to provide schedules to Agreement and Plan of Merger (Exhibit
                2.1).

4.12*           Form of Shareholders Agreement
                ("Shareholders Agreement") by and among
                Coda, Belco and each of the minority
                shareholders of Coda effective as of October
                31, 1997.

4.13*           List of Coda shareholders executing the
                Shareholders Agreement (Exhibit 4.12).

4.14*           Stockholders Allocation Agreement among
                Coda and each of the Coda stockholders
                dated as of October 31, 1997.

4.15* Agreement of Coda to provide schedules to Shareholders Agreement (Exhibit 4.12) and
                Stockholders Allocation Agreement (Exhibit
                4.14).

10.38*          Amendment to Executive Employment
                Agreement between Douglas H. Miller
                ("Miller") and Coda dated as of October 31, 1997 amending that certain Executive
                Employment Agreement effective as of
                February 16, 1996 between Miller and Coda
                (Exhibit 10.16).

27.*            Financial Data Schedule

_________
* Filed herewith